Form 10-K
period 2010-12-31
Game Plan Holdings, Inc.
filed 2011-04-12
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  333-160730

GAME PLAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0209899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1712 Ravanusa Drive, Henderson, NV 89052
(Address of principal executive offices)

(702) 951-1385
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of exchange on which registered
Common Stock	None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock on March 31, 2011, cannot be determined as of this time because there is no quotation of the stock as of the aforementioned date.

As of March 31, 2011, 14,100,000 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act").  Not applicable.

GAME PLAN HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, our ability to successfully transact business, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-K report in its entirety, including the risks described in "Risk Factors."  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this 10-K report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless otherwise noted, references to “Game Plan,” “GPH,” the “Company,” “GP,” “we,” “our” or “us” means Game Plan Holdings, Inc., a Nevada corporation.

PART I

Item 1.  Business

In General

Game Plan Holdings, Inc., a Nevada corporation, doing business as Hazzsports.com and Totalscout.com (the “Company”), owns and operates two social networking websites, www.hazzsports.com and www.totalscout.com.

We maintain approximately 1000 square feet at 1712 Ravanusa Drive in Henderson, Nevada as our executive office space. The office space in located in a residential home, which is owned by Fauscom Investment Ltd., a shareholder of the Company.  Concepcion Mabanta, the mother of Christina Mabanta-Hazzard, is the sole shareholder of Fauscom Investment, Ltd.  We had a three-year lease with Fauscom Investment Ltd., which expired on March 30, 2011, in which we made monthly payments of $2,300.  On April 1, 2011, the Company entered into a new lease with Fauscom Investment Ltd, which began on April 1, 2011 and will terminate on March 31, 2012, in which the Company will lease the same executive office space for $2,000 per month under the same terms and conditions as the previous lease.

Our website servers and software development activities are conducted by third party vendors off-site.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a free area on the web for athletes, sports fans, coaches and friends to network socially and professionally with each other.  In addition, the Company owns and operates Totalscout.com, which is also a social networking website which provides college baseball coaches with a way to create scouting reports and to request scouting reports on opposing teams.

The Company has a limited operating history, thus there is little information upon which to base an evaluation of our business and prospects. We lack any meaningful financial history against which a potential investor can judge our performance or that, if known, would be of assistance in evaluating our business prospects or the merits of investing in the Company.  We compete against several competitors, many of which are larger and have greater financial resources and better access to capital markets than us.

Our plan of operations is to attract advertisers and thus grow our websites, Hazzsports.com and Totalscout.com, which will allow us to diversify the websites to include additional services and products.

Business Development

During the fourth quarter of 2007, Game Plan Canada provided us with $329,970 to assist with our website development and other expenses. We executed the Reorganization Agreement with Game Plan Canada and its shareholders on December 31, 2007 (the “Reorganization Agreement”) and Amendment One to the Reorganization Agreement on July 11, 2008 (the “Amendment”).

Pursuant to the Reorganization Agreement and Amendment, the final distribution was 8,000,000 shares of common stock in the name of Christina Mabanta-Hazzard, 2,148,000 shares of common stock in the name of Charles Hazzard, 332,000 shares in the names of the various Shareholders of the Company and 3,070,000 shares in the names of the Game Plan Canada Shareholders.

Mr. Charles Hazzard received a total of 2,148,000 shares however he gifted 103,000 shares and has transferred 45,000 of his shares to individuals for services rendered to the Company.

Prior to the Reorganization Agreement and Amendment, Concepcion Mabanta, mother to Christina Mabanta-Hazzard was the sole officer and director of Game Plan Canada.  Ms. Mabanta-Hazzard was a majority shareholder of the Company, however she did not act as an officer or director of Game Plan Canada at any time.  In addition, Mr. Hazzard was not an officer, director nor a shareholder of Game Plan Canada at anytime.

For the years of 2008, 2009 and 2010, we have focused upon the development and improvement of our two websites: Hazzsports.com and TotalScout.com.  These efforts include expanded website functionality, improved ease of use, increased traffic and search engine positioning and advanced website metrics to provide improved measurement of website performance.  We believe that these activities will improve website traffic thereby increasing the probability that we will attract advertising revenue for our websites.  While there is no assurance, we believe, based upon our initial improved traffic, that we will commence generating limited advertising revenue during the first quarter of 2011.  We anticipate that these revenues will initially be no more than $1,000 per month.

Industry Background

Online Social Networking

Online social networking is rapidly growing and evolving to include a broad spectrum of websites and online services. From a category that attracted a relatively small number of users a few years ago, social networking websites now attract millions of users worldwide.  The popularity of such social networking websites is because people have an innate desire to connect with others, be part of a community, express themselves and maintain personal relationships.  Generally, relationships are based on similar affiliations which are related to shared experiences such as family, school, hobbies or the workplace. People seek to nurture these relationships as well as other affiliations, such as those based on common interests, hobbies and trends.

The Internet has helped bridge boundaries as a new communication platform. Email was an early means by which people communicated on the Internet. However, email by itself does not connect people with common interests and backgrounds. Online social networking websites were developed to facilitate the social interaction of large numbers of individuals and are becoming increasingly popular for socializing with friends, family and colleagues. Widespread adoption of broadband Internet access, digital photography and online video has also served as a catalyst for growth in online social networking, facilitating the sharing of content over the Internet.

Social networking websites fulfill a number of different needs, allowing users to find and connect with individuals from their past and interface with new people based on shared interests, goals or other criteria. As such, generally social networking users choose to participate in and develop affiliations through more than one online social networking service. These websites and services are used by individuals to post content about themselves and to comment on the content posted by others. Users of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat and discussion groups. Many social networking services provide users with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations.

Many advertisers, recognizing that consumers spend an increasing amount of time online, view social networking websites as an attractive marketing medium for their products and services.  However, certain aspects of many social networking websites pose challenges for advertisers.  For example, many branded advertisers want the ability to deliver targeted advertisements to users with certain desirable demographics and demonstrated purchasing ability.  However, not all social networking websites collect comprehensive demographic data on their members, and many enable users to create "alias" identities whose related profiles may contain incomplete or inaccurate information. In addition, members on social networking websites may post forms of user generated content with which advertisers may not want their products or services to be associated.

Many social networking websites also face challenges in attracting, retaining and monetizing online audiences. While there is a wide range of online social networking websites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences. Scale in a social network is required to create a "network effect," where members of the network benefit from the presence of other members, potentially accelerating growth in user activity and website visits. In addition, only a limited number of social networking websites has demonstrated that users are willing to pay for online social networking services.

Competition

The market for our websites is competitive, and we expect competition to significantly increase in the future.  We maintain two separate websites, which focus upon two very different market segments.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a free area on the web for athletes, sports fans, coaches and friends to network socially and professionally with each other.   It further provides a location on the internet for college coaches and high school athletes to connect and interact.   Our competitors with the Hazzsports.com website include websites focused upon young athletes and team sports, such as www.berecruited.com and www.sportsvite.com.

Berecruited.com provides an online network connecting high school athletes and college coaches.  According to their recent press releases, Berecruited.com was founded in 2009 by a former collegiate athlete. It claims to be the largest online resource assisting high school athletes in identifying potential college athletic programs which maybe interested in them.  While Berecruited.com is a private company, and as a result there is little public information available regarding its financial status, it would appear that Berecruited.com is an early stage venture similar to our company.   Berecruited.com appears to focus exclusively upon high school athlete recruitment and while this is one area in which Hazzsports.com provides an electronic community, it is not the exclusive focus of Hazzsports.com.

Sportsvite.com promotes itself as a tool for organizing sports teams and related events such as practices and games.  Sportsvite.com is owned by a private company by the name of  212Media, Inc. focused upon launching portfolio companies across sports social media, on-demand programming and publishing. These companies include Saavn, a movie production and distribution company specializing in Bollywood (films made in India), Snakblox, an online gaming and sports content website and Speakaboos, a website providing content and activities for small children.  Because Sportsvite.com is a private company it is difficult to gauge its financial status, but its multiple websites would appear to have a competitive advantage over our Hazzsports.com website in that they provide complementary content and traffic between the various websites.

Berecruited.com and Sportsvite.com demonstrate that the barriers to entry for potential competitors of Hazzsports.com are not substantial.   We anticipate that a number of other software developers will launch websites which compete directly or indirectly with Hazzsports.com. While our approach is to provide a broad electronic community for sports and athletic enthusiasts, we do anticipate that other better financed companies will launch websites competitive with Hazzsports.com  and if our management does not continue to provide desirable content and services to this community, our business operations maybe severely adversely effected.

Totalscout.com caters to a very different marketplace relative to Hazzsports.com. Totalscout.com is an online tool utilized exclusively by collegiate coaching staffs to standardize and electronically organize the process of generating scouting reports and then sharing them with other teams.  We have initially launched this only among college baseball teams, but anticipate expanding this to collegiate softball teams in Fall, 2010.  If successful, we will continue to examine opportunities in other sports.  We have been unable to identify a company providing services identical to Totalscout.com, however companies such as www.perfectgame.org and www.rivals.com compete with certain aspects of Totalscout.com’s business plan.

Perfectgame.org provides a subscription based service, over the internet, providing scouting reports on high school prospects that may be of interest to college coaches.  These scouting reports are generated primarily at showcase tournaments organized by Perfectgame.org.   While Perfectgame.org does not provide an electronic tool similar to the process deployed at Totalscout.com, Perfectgame.org is an example of a website providing a scouting service, utilized by college coaches, for which college coaches pay a subscription fee.   We believe that sites such as Perfectgame.org will eventually be viewed by the marketplace as a useful place for collegiate coaches and their staffs to gather and review information.   Perfectgame.org is owned by Perfect Game USA, Inc. a well established private company with scouting operations throughout the United States.  Perfectgame.org’s market placement and extensive presence throughout the United States suggests that its resources and experience are superior to our early stage internet deployment and that as a result, if Perfectgame.org were to create tools competitive with Totalscout.com, this would create a serious competitor in the marketplace.

Our Strategy

Our overall  objective is to continue to grow our position in the online social networking venue with the following key elements of our business plan:

We intend to continue to increase and improve our services through our websites where:

●
We will provide  new online communities with a free area on the web for athletes, sports fans, coaches and friends to network socially and professionally with each other where members will be able to showcase their talents and abilities to coaches and scouts.

●
We intend to enhance the functionality of our websites to provide our members with an easier and more entertaining way to interact and share a wider variety of content.  This will be an ongoing process which has already commenced and will continue for the foreseeable future.

●
We also plan to setup strategic partnerships with companies that have already established themselves in the 15-35 age market. These partnerships may include sporting event sponsorships and/or sports educational programs at the high school or college level. We anticipate that we will begin approaching potential strategic partners during the fourth quarter of 2010 and will continue into calendar year 2011.

We plan to continue to increase awareness of  our websites in order to expand our membership base.

●	We intend to improve the registration process on our websites, with the goal of making registration user-friendly and effective.
●
We intend on sending out professional photographers to local sporting events. These photographers will be taking pictures and handing out cards to the athletes and their parents so that they can download the pictures for a fee from Hazzsports.com.   We have begun test marketing this process and intend to continue for the foreseeable future.

We intend to increase both subscription and advertising revenues by enhancing the value of our services to our members as well as to advertisers.

●
We believe our strategy of enhancing member experience and engagement on  our websites  will increase the frequency of visits and the time spent on our websites. We intend to capitalize on this opportunity and increase our advertising revenues by working with brand advertisers seeking to reach relevant online consumers.

●
We intend in the future to develop additional sophisticated methods for designing advertising campaigns for our members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile.

We intend to pursue strategic acquisitions and expansion opportunities.

●
We intend to actively identify and assess a variety of strategic businesses, services and technologies that we believe may provide us with the opportunity to leverage our assets and core competencies, expand our geographic reach or that complement our existing businesses. We have commenced this process, but have not yet identified any viable acquisition candidates.

●	We plan to continue to evaluate opportunities to expand upon our business plan.

Our Services

Hazzsports.com

Below are the following current and future lines of business of Hazzsports.com:

Hazzssports.com Website

Hazzsports.com has been up and running for 3 years and has a total user base of roughly 7,000 members.  However, since December of 2009, Hazzsports.com has gained more than 2000 members.  We believe that this spike in membership is a result of our new version launch in December of 2009.  Since we do not have any current revenues for this website we are planning an even more radical change to boost membership.  We are currently planning to steer Hazzsports.com toward a video based instructional website for athletes looking to improve their abilities.  For the past month we have been in the development stage for this enhancement and anticipate commencing computer programming in July of this year.  Upon completion, users will view instructional videos free of charge but they will be prompted to purchase a subscription if they want our staff at Hazzsports.com to evaluate videos they upload.

To access the free membership service, Hazzsports.com visitors will be invited to join as members and complete a brief membership form. The member must have a valid email address, provide a password and create a username.  There will be no additional fees for a full membership.  Members can then elect to build their profile and provide information about their personal interests, post photos and videos and post blogs.

Members have free access to the following features:

●	Members can use our search feature to locate individuals who are also members in our member database.
●	Members can post information about themselves, including personal profiles, biography information, and photos.
●	Members can view other members' posted information, including personal profiles, biography information, and photo albums.
●	Members have access to, and can read messages posted on our message boards.

●	Members can communicate using the Instant Message and Chat Room features.
●	Members can get up-to-the-minute sports news, scores and player statistics.
●	Members can schedule events and tournaments on their own personal calendar.
●	Members can play over 400 free arcade games.

Email Marketing

Popular networks, such as Facebook and MySpace, have subscriber volumes measuring in the hundreds of millions. To target members from the aforementioned popular networks, our campaign includes setting up awareness profiles on Facebook and MySpace to promote and educate the general public in regards to our site. These awareness profiles will function as informational flyers on the Internet.  This type of initial marketing strategy is free and can be used to interact with our target market.

Photo Events

Hazzsports.com is currently in the Beta testing phase of our Photo Events Application.  We will be sponsoring key sporting events where we will have professional photographers taking pictures of the athletes at the events. This application will allow our members to view, download, or purchase photos of themselves that one of our photographers has taken during the course of the event. Members will be able to download their photos for free with the Hazzsports.com watermark on the photo.  If our members wish to have the watermark removed, or if they would like prints sent to them, they will be prompted to pay for those services.

Affiliate Programs

Hazzsports.com will offer itself as an affiliate to strategic partners.  We are currently reviewing a proposal from sporting goods retailers looking to sell their products through Hazzsports.com.  In return for providing a space on Hazzsports.com for these retailers to sell their products, we will in turn receive a percentage of each sale.

The Company has financed its business plan with funds provided by management, as well as outside capital.  The Company’s strategy is to focus on activities that generate cash flow in the short term to cover present operating expenses, to develop contacts and alliances and to fund future projects.

The Company has recruited or is in the process of recruiting senior level executive talent to expand contacts, manage assets and increase our ability to raise funds.

Totalscout.com

Below are the following current and future lines of business of Totalscout.com.

Online Scouting Reports

Totalscout.com was launched in February of 2010 and currently has 145 NCAA Division 1 Universities signed up.  A number of these schools are among the most successful college programs in the county, including: the University of Arizona, Pepperdine University, Cal State Fullerton, Tulane, Auburn, Mississippi State, Cal Berkeley, and TCU.  During the 2010 season we provided coaches with access free of charge to demonstrate the benefits of utilizing our system.  In 2011, they will be required to pay a subscription fee of $250 per school per season.  Although we have not generated any revenue to date for Totalscout.com, the feedback we have received from the present users of the system suggests that we will generate revenues in 2011.  We believe that once major programs sign onto the system, there will be increasing pressure upon other colleges to utilize our system as well.  We also intend to launch a version of Totalscout.com in 2011 for women’s college softball programs.  We intend to use much of the same format and business plan as presently used for the baseball tool Softball coaches will be given the site for free in 2011 and will be required to pay during the 2012 season.

Prior to a college baseball team playing an opposing team, college baseball coaches like to obtain pertinent information on the opposing team so they can better prepare for an upcoming game.  This type of information is generally put together by a team or teams who have played that common opponent in previous weeks.  The information is laid out typically in an excel spreadsheet format and called a “Scouting Report”.  The process by which coaches obtain these Scouting Reports starts by a coach researching their opposing team’s schedule.  Then the coach will then contact several teams that have already played this opponent, and request a Scouting Report if one is available. Such Scouting Reports are then consolidated into one Scouting Report prepared by the coach and his staff.

This process is tedious and takes baseball coaches and their staffs several hours and/or days to prepare such Scouting Reports.  What Totalscout.com does is that it provides a way to standardize Scouting Reports and provide a shared resource of such scouting information.  However, such sharing of Scouting Reports is only provided to the requestor if the collector of the information (i.e. the person who posts the information) permits the view and use of the posted secured information that they have collected.  Thus, on Totalscout.com, a member of the website would simply search the team that they in theory they are about to play, click on the request link for reporting information.  By clicking on the link, email and text messages are sent to the person who posted the information to get an approval or denial.  Thus, the person who posts the information can either accept or deny the request.  In effect, the coaches and their staff no longer have to deal with voluminous phone calls for such information and can simply reply via email.

Expansion

We would like to expand the website’s scope so that is not only used by college baseball coaches, but would also be used by high school baseball coaches and collegiate softball.

Advertising Sales

In the future, we are planning that a portion of our revenue from our social networking services will be derived from advertising fees.  Such fees will be generated from the display of third-party registration offers at the end of our account registration process and other display advertisements referring members to third-party websites or services. We plan that the advertising on our websites will include text and graphic placements on the member home page and profile pages.  We plan on attracting a wide range of advertisers to our websites, and we plan to engage in a variety of promotions and integrated offerings with advertisers.

Marketing

Our primary marketing efforts have been focused on attracting new members via a word of mouth campaign. However, we also plan to engage in a variety of other marketing activities which will include online search initiatives, sponsorships and, from time to time, radio, television and print advertising. To drive more potential members to our websites without incurring additional costs, we are planning on implementing and evaluating additional methods to increase the probability that our websites will be represented in the search results of online search engines. In addition, we are evaluating a number of methods to enhance the network effect of our services to encourage members to invite friends and family to join our websites. We intend to continue to evaluate and engage in a variety of marketing channels to cost effectively acquire new members and promote our brands.

Government Regulations

We are subject to state, federal and international laws and regulations applicable to online commerce, including user privacy policies, product pricing policies, website content and general consumer protection laws. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, result in liabilities for us, restrict our operations or otherwise cause our business to suffer. Our failure, or the failure of our business partners, to accurately anticipate the application of these laws and regulations, or to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our businesses.

Privacy, Data and Consumer Protection

The FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of personal information and the presentation of website content. These regulations include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of certain types of information and provide users with the ability to access, correct and delete some of their personal information stored by us. These regulations also include enforcement and redress provisions. The specific limitations imposed by these regulations are subject to interpretation by courts and other governmental authorities. In addition, the FTC has conducted investigations into the privacy practices of companies that collect personal user information over the Internet and the use and disclosure of that information. We may become subject to the FTC's regulatory and enforcement efforts with respect to current or future regulations, or those of other governmental bodies, which may adversely affect our ability to collect demographic and personal information from members and our ability to use this information in our communications to members, which could adversely affect our marketing efforts. We believe that our information collection and disclosure policies comply with existing laws, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. In addition, in the European Union member states and other foreign countries, data protection is even more highly regulated and rigidly enforced. To the extent that we further expand our business into these countries, we expect that compliance with these regulations will be more burdensome and costly for us.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending messages and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. At this time, we are applying the CAN-SPAM Act requirements to our email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act.

The Digital Millennium Copyright Act of 1998, or DMCA, among other things, creates limitations on the liability of online service providers for copyright infringement when users of a service post materials that infringe the copyrights of third-parties, as long as the service provider complies with the statutory requirements of the act (including taking down or blocking infringing material). The DMCA, however, does not eliminate potential service provider liability completely. To the extent we are held liable for content posted by our users, the DMCA notwithstanding, it could be potentially costly and harm our reputation or otherwise affect the growth of our business.

The Communications Decency Act of 1996, or CDA, regulates content of material on the Internet, and provides immunity to providers of interactive computer services for claims based on content posted by third-parties. The CDA and the case law interpreting it provide that an interactive computer service provider is immune from liability for obscene, defamatory or other illegal content posted by users of its service unless such service provider engages in activities whereby it may be deemed itself to have been involved in creating or developing the content. If we are held liable for content posted by our users it could be potentially costly and harm our reputation or otherwise affect the growth of our business.

The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. The failure to accurately apply or interpret either of these Acts could create liability for us, result in adverse publicity and negatively affect our business.

We may also be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. Compliance with these laws, or the adoption or modification of laws applicable to Internet advertising or marketing, could affect our ability to market our services, decrease the demand for our services, increase our costs or otherwise adversely affect our business.

Employees

The Company has one employee, Mr. Charles Hazzard, who serves as the Company’s Chief Executive Officer.  The Company conducts its business largely through agreements with consultants and other independent third parties.

Although Ms. Christina Mabanta-Hazzard, who serves as the Company’s Chief Financial Officer, is not an employee of the Company, she devotes 25% of her time per week to the business of the Company in her capacity as the Company’s Chief Financial Officer.

Subsidiaries

We do not currently have any subsidiaries.

Patents

We do not own, either legally or beneficially, any patent.

Trademarks

The Company owns 3 trademarks, which are registered with the United States Patent and Trademark Office, Trademark Registration No. 3,609,416, Trademark Registration No. 3,521,870 and Trademark Registration No. 3,620,491.  Trademark Registration No. 3,609,416 is for the Hazzsports.com logo, Trademark Registration No. 3,521,870 is for the wording Hazzsports.com and Trademark Registration No. 3,620,491 is for the slogan “It’s better to be a Hazz been than a never was”.  The Company has abandoned its efforts in response to Serial Number 77400771 for the slogan “The Ultimate Place for Sports.”

Licenses and Royalties

We do not have any license or royalty agreements in place.

Item 1A.  Risk Factors

You should consider each of the following risk factors and any other information set forth herein and in our reports filed with the SEC, including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of the following risks actually occur, our business and financial results or prospects could be harmed. In that case, the value of the common stock could decline.

Risks Related to Our Business

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of December 31, 2010, we had cash and negotiable securities in the amount of $207,080.  We currently have begun operations and we have only nominal gross revenues. We will require additional financing to sustain our business operations if we are not successful in earning significant revenues.

We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the continuing response to advertising and our ability to increase our penetration of the social networking marketplace.

BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR CONTINUING GROWTH, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred a net loss of $576,321 for the period from inception (March 25, 1999) to December 31, 2010, and have limited revenue.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from advertisers and membership fees. Our auditors have issued a going concern opinion and have raised substantial doubt about our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets.  This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new business ventures and the high rate of failure of such enterprises.  The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

The operation of the Company, social networking, constitutes a new venture. As a result, we have limited financial information on which you can evaluate our prior performance.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives.  It is also uncertain that Hazzsports.com or Totalscout.com will attract athletes or coaches to its website which will in turn lower the potential for advertising revenues.

We have just begun the initial stages of our business plan.  As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully.  We have been involved primarily in organizational activities which has included the launch of Hazzsports.com and Totalscout.com.  We have earned minimal revenues, and thus face a high risk of business failure.

OPERATING DEFICITS

The expenses of our operations, which will include the further development of both of our websites, will exceed our revenues for the foreseeable future. This will require that these deficits be financed through our operations and our previous and future capital raises.  In the event we are unable to achieve operating revenues to achieve our objectives and we are unable to obtain additional outside capital, we may be forced to curtail or terminate operations.

Revenues and results of operations are difficult to predict and depend on a variety of factors.  They depend, in part, upon the commercial success of our websites. Thus, our revenues and results of operations may fluctuate significantly.

WE EXPECT TO FACE INCREASING COMPETITION THAT COULD RESULT IN A LOSS OF USERS AND REDUCED REVENUES OR DECREASED PROFITS.

The market for our websites is competitive, and we expect competition to significantly increase in the future.  We maintain two separate websites, which focus upon two very different market segments.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a free area on the web for athletes, sports fans, coaches and friends to network socially and professionally with each other.   It further provides a location on the internet for college coaches and high school athletes to connect and interact.  Our competitors with the Hazzsports.com website include websites focused upon young athletes and team sports, such as www.berecruited.com and www.sportsvite.com.

Berecruited.com provides an online network connecting high school athletes and college coaches.  According to their recent press releases, Berecruited.com was founded in 2009 by a former collegiate athlete. It claims to be the largest online resource assisting high school athletes in identifying potential college athletic programs which may be interested in them.  While Berecruited.com is a private company, and as a result there is little public information available regarding its financial status, it would appear that Berecruited.com is an early stage venture similar to our company.   Berecruited.com appears to focus exclusively upon high school athlete recruitment and while this is one area in which Hazzsports.com provides an electronic community, it is not the exclusive focus of Hazzsports.com.

Sportsvite.com promotes itself as a tool for organizing sports teams and related events such as practices and games. Sportsvite.com is owned by a private company by the name of 212Media, Inc. focused upon launching portfolio companies across sports social media, on-demand programming and publishing. These companies include Saavn, a movie production and distribution company specializing in Bollywood (films made in India), Snakblox, an online gaming and sports content website and Speakaboos, a website providing content and activities for small children.  Because Sportsvite.com is a private company it is difficult to gauge its financial status, but its multiple websites would appear to have a competitive advantage over our Hazzsports.com website in that they provide complementary content and traffic between the various websites.

Berecruited.com and Sportsvite.com demonstrate that the barriers to entry for potential competitors of Hazzsports.com are not substantial.   We anticipate that a number of other software developers will launch websites which compete directly or indirectly with Hazzsports.com. While our approach is to provide a broad electronic community for sports and athletic enthusiasts, we do anticipate that other, better financed companies will launch websites competitive with Hazzsports.com and if our management does not continue to provide desirable content and services to this community, our business operations maybe severely adversely affected.

Totalscout.com caters to a very different marketplace relative to Hazzsports.com. Totalscout.com is an online tool utilized exclusively by collegiate coaching staffs to standardize and electronically organize the process of generating scouting reports and then sharing them with other teams.  We have initially launched this only among college baseball teams, but anticipate expanding this to collegiate softball teams.  If successful, we will continue to examine opportunities in other sports.  We have been unable to identify a company providing services identical to Totalscout.com, however companies such as www.perfectgame.org and www.rivals.com compete with certain aspects of Totalscout.com’s business plan.

Perfectgame.org provides a subscription-based service, over the internet, providing scouting reports on high school prospects that may be of interest to college coaches.  These scouting reports are generated primarily at showcase tournaments organized by Perfectgame.org.   While Perfectgame.org does not provide an electronic tool similar to the process deployed at Totalscout.com, Perfect game is an example of a website providing a scouting service, utilized by college coaches, for which college coaches pay a subscription fee. We believe that sites such as Perfectgame.org will eventually be viewed by the marketplace as a useful place for collegiate coaches and their staffs to gather and review information.   Perfectgame.org is owned by Perfect Game USA, Inc. a well-established private company with scouting operations throughout the United States.  Perfectgame.org’s market placement and extensive presence throughout the United States suggests that its resources and experience are superior to our early stage internet deployment and that as a result, if Perfectgame.org were to create tools competitive with Totalscout.com, this would create a serious competitor in the marketplace.

Rivals.com provides a broad content-driven website providing team-specific college sports coverage.  Its annual rankings of college recruiting classes are frequently quoted by major media outlets throughout the United States.  In July, 2007 Rivals.com was acquired by Yahoo!.  Rivals constitutes a well financed competitor to Totalscout.com by providing team-specific information which may be of interest to collegiate coaching and scouting staffs.  Its ability to drive traffic, secure advertising revenue and finance its operations is far superior to our own financial and technical resources.

We will compete for advertising revenues with social networking Websites, online direct marketing businesses, content providers, large Web publishers, Web search engine companies, content aggregation companies, major Internet service providers and various other companies that facilitate Internet advertising. We will also compete with traditional offline advertising media, such as radio, television and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Internet advertising techniques are evolving, and if our technology does not keep up with the needs of advertisers, we will not be able to compete effectively. If we fail to persuade companies to advertise on our Website, our revenues will be adversely affected.

Some of our competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do and offer a wider variety of services and more sophisticated or compelling features than ours. If our competitors are more successful than we are in attracting users, our ability to maintain a large and growing user base will be adversely affected. Some of our social networking competitors have more compelling websites with more extensive user-generated content. If our social networking services are not as compelling and we do not stay current with evolving consumer trends, we may not succeed in maintaining or increasing our membership base. If our competitors provide similar services for free, we may not be able to charge for any of our services. Competition could have a material adverse affect on our advertising revenues from our social networking and photo event services. More intense competition could also require us to increase our marketing expenditures. As a result of competition, our revenues and profitability could be adversely affected.

FAILURE TO INCREASE OR MAINTAIN THE NUMBER OF FREE MEMBERS FOR OUR SOCIAL NETWORKING SERVICES WOULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO SUFFER.

The success of our social networking websites depends upon our ability to increase or maintain our base of free members.  However, in the future we will generate paying subscribers and advertising revenues as a result of our members. Our ability to increase our base of members is dependent upon attracting users to Hazzsports.com and Totalscout.com. From time to time, we will experience decreases in the number of new free member registrations, and we may not be able to increase or maintain the level of new free member registrations. Failure to increase or maintain our base of free members could have a material adverse effect on our business and on our ability to implement our strategies.

IF OUR SOCIAL NETWORKING MEMBERS DO NOT INTERACT ON HAZZSPORTS.COM, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

Our success is dependent upon our social networking members interacting on our social networking websites. Currently, the network effect on Hazzsports.com is limited, and the vast majority of our member activity is within the high school community, family and friends.  Only a limited number of our social networking members post information about themselves, view other members' profiles or participate in the other features on Hazzsports.com. If we are unable to encourage our members to interact more frequently and to provide user generated content, our ability to attract new users and attract advertisers will be adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

COACHING PROFESSIONALS MAY ELECT TO NOT UTILIZE TOTALSCOUT.COM, PREFERRING TO CONTINUE USING THE MANUAL SYSTEMS PRESENLTY USED.

Totalscout.com is a new tool which college coaches may use to scout their opposition in advance of games.  In the past, college baseball coaches have typically utilized word of mouth and informal reports, generated by other teams, to provide scouting information. Totalscout.com not only formalizes this process by including specific information useful to team coaches, but then allows it to be freely accessible and exchanged over the internet.  While we believe that coaches will pay fees for access to the Totalscout.com tool and data base, there is no assurance that coaches will accept this new way of scouting opposing teams.

WE MAY BE UNABLE TO INCREASE OR MAINTAIN OUR ADVERTISING REVENUES, WHICH COULD REDUCE OUR PROFITS.

While there is no assurance, we intend to pursue advertising revenues from the sale of display advertisements on our websites. Our ability to attract or maintain advertising revenue from each of these potential sources is largely dependent upon the number of members actively using our services and the traffic generated on our websites. We may have to increase user engagement with our services in order to increase our advertising revenues. In addition, Internet advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue would decline. Changes in our business model could also cause a decrease in our advertising revenue. From time to time we may undertake initiatives that we believe will increase our advertising revenues but may result instead in decreased advertising revenues. In addition, our advertising revenue may fluctuate, and may fluctuate in the future, due to changes in the online advertising market, including extreme fluctuations in online advertising spending patterns and advertising rates. In addition, Internet advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice becomes more prevalent, it could result in consumers becoming less inclined to click through online advertisements, which could adversely affect the demand for Internet advertising. We do not have any long-term agreements with advertisers. However, once such relationships are established with our future advertisers, any termination, change or decrease in our advertising relationships could have a material adverse affect on our revenues and profitability. If we do initiate, maintain in the future or increase advertising revenues, our business, results of operations and financial conditions will be materially adversely affected.  There is no assurance that our business model will ever attract any advertising or that if advertises initially place advertisements on our website, that such advertisers will achieve the results they expect from advertising expenditures.

OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED BY A CATASTROPHIC EVENT.

Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism and similar events. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering of our computer systems. In addition, we do not maintain redundant capabilities for any of our websites and any of these events could result in a significant and extended disruption of services. Currently, we do not have a disaster recovery plan to address these and other vulnerabilities. As a result, it would be difficult to operate the business of the Company in the event of a disaster. Any prolonged disruption of our services due to these, or other events would severely impact or shut down the business of the Company. Our insurance may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions to our services.

MARKETING ACTIVITIES, WHICH ARE VERY IMPORTANT TO THE FUTURE SUCCESS AND FUTURE GROWTH OF OUR BUSINESS, MAY NOT BE SUCCESSFUL.

We will use online advertising to promote Hazzsports.com to potential new free members. We may also use online advertising at Totalscout.com, which will be accessed primarily by college level athletes and coaches.  We intend to structure our online advertising arrangements in that we will pay a fee for each new free account registration generated through a particular advertisement. Generally, the cost of online advertising has been increasing in recent periods, which has resulted in an increase in general marketing expenditures. If the cost of online advertising continues to escalate, we may in the future experience decreases in the number of new account registrations unless we increase our marketing expenditures. However, increases in our marketing expenditures could adversely impact our profitability, and there can be no assurance that our marketing activities will be successful.

OUR SOCIAL NETWORKING BUSINESS RELIES HEAVILY ON EMAIL CAMPAIGNS, AND ANY RESTRICTIONS ON THE SENDING OF EMAILS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our business is highly dependent upon email. Our emails will generate the majority of the traffic on Hazzsports.com. Each month, a significant number of email addresses for our social networking become invalid. This disrupts our ability to email these members. Further, social networking members cannot contact or interact with members with invalid emails, which undermine the key reason that members use social networking services. Because of the importance of email to our business, if we are unable to successfully deliver emails to our members, our revenue and profitability would be adversely affected.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending messages. In compliance with the CAN-SPAM Act, we do not send commercial emails to our members if they elect to opt-out of receiving these emails. As a result, an increase in the number of members who opt-out of receiving commercial emails from us could adversely affect our business. In addition, voluntary actions by third-parties to block, impose restrictions on, or charge for the delivery of, emails through their email systems could materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Any disruption or restriction on the distribution of emails or increase in the associated costs could adversely impact our ability to continue our email campaigns, which would materially and adversely affect our revenues and profitability.

IF WE ARE UNABLE TO DEVELOP NEW OR ENHANCED FEATURES OR FAIL TO PREDICT OR RESPOND TO EMERGING TRENDS AND CONSUMERS' CHANGING NEEDS, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

Our future success will depend in part on our ability to modify or enhance our social networking website’s features to meet consumer demands, add features and address technological advancements. If we are unable to predict consumer preferences or industry changes, or if we are unable to modify our social networking website’s features in a timely manner, we may lose members and future advertisers. New features may be dependent upon our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. We will spend significant resources developing and enhancing our features. However, new or enhanced features may have technological problems or may not be accepted by consumers or advertisers. There can be no assurance that new designs or features will be launched as anticipated or will be commercially successful. If we are unable to successfully develop, acquire or implement new features or enhance our existing features in a timely and cost-effective manner, our business and results of operations may be adversely affected.

IF OUR SECURITY MEASURES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO OUR MEMBERS' PERSONAL DATA, WE MAY INCUR SIGNIFICANT LIABILITIES, OUR SYSTEMS MAY BE PERCEIVED AS NOT BEING SECURE AND CONSUMERS MAY STOP USING OUR SERVICES.

The services that we offer on our social networking websites involve the storage of large amounts of subscriber information, including our members' personal data. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, we could be subject to liability. Our security measures may not be effective in preventing these types of activities. In addition, the security measures of any third-party data center, technical support, customer service operations or other vendors may not be adequate. Because techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures. Our members or third-parties may assert liability claims against us as a result of any failure by us or third-parties to prevent security breaches or the unauthorized disclosure of our members' information, failure to comply with applicable data protection laws, or our own posted privacy policies, and other activities. In addition to potential legal liability, these activities may adversely impact our reputation and may interfere with our ability to provide our services, all of which could adversely impact our business.

ASSERTIONS BY A THIRD-PARTY THAT WE INFRINGE UPON ITS INTELLECTUAL PROPERTY COULD RESULT IN COSTLY AND TIME-CONSUMING LITIGATION, EXPENSIVE LICENSES OR THE INABILITY TO OPERATE AS PLANNED.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our technologies may not be able to withstand third-party claims or rights restricting their use. Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to provide our services or develop new services and features, which could make it more difficult for us to operate our business. Any litigation or claims, whether or not valid, could be time-consuming, expensive to litigate or settle and could divert our managements' attention and financial resources.

If we are determined to have infringed upon a third-party's intellectual property rights, we may be required to pay substantial damages, stop using technology found to be in violation of a third-party's rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and results of operations could be harmed.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM UNAUTHORIZED USE OR INFRINGEMENT BY THIRD-PARTIES.

We have pursued the registration of our trademarks and service marks in the United States.  The Company owns 3 trademarks, which are registered with the United States Patent and Trademark Office, Trademark Registration No. 3,609,416, Trademark Registration No. 3,521,870 and Trademark Registration No. 3,620,491.  Trademark Registration No. 3,609,416 is for the Hazzsports.com logo, Trademark Registration No. 3,521,870 is for the wording Hazzsports.com and Trademark Registration No. 3,620,491 is for the slogan “It’s better to be a Hazz been than a never was”.  The Company has abandoned its efforts in response to Serial Number 77400771 for the slogan “The Ultimate Place for Sports.”

We cannot assure that any future trademark registrations will be issued for pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights.

The steps we have taken to limit access to, and disclosure of, our proprietary information may not prevent unauthorized use of our technology.  Moreover, others may independently develop technologies that are competitive with ours or infringe our intellectual property.  We cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights.  Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

IF WE ARE UNABLE TO PROTECT OUR DOMAIN NAMES, OUR REPUTATION AND BRANDS COULD BE ADVERSELY AFFECTED.

We will hold the domain name registration of Hazzsports.com and Totalscout.com. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is in flux. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find Hazzsports.com, Totalscout.com and our services.

CHANGES IN LAWS AND REGULATIONS AND NEW LAWS AND REGULATIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We are subject to a variety of federal, state and local laws and regulations, including those relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, contests and sweepstakes, promotions, billing, content regulation, bulk email or "spam," anti-spyware initiatives, security breaches and consumer protection.  Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. Any changes in such laws or regulations, the enactment of any additional laws or regulations, or increased enforcement activity of such laws and regulations, could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

The Federal Trade Commission and certain state agencies have investigated Internet companies in connection with consumer protection and privacy matters. The federal government has also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations regarding the use of personal information or an investigation of our privacy practices could increase the costs of operating our business.

In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, is in effect. Future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

BECAUSE NEW LEGISLATION, INCLUDING THE SARBANES-OXLEY ACT OF 2002, INCREASES THE COST OF COMPLIANCE WITH FEDERAL SECURITIES REGULATIONS AS WELL AS THE RISKS OF LIABILITY TO OFFICERS AND DIRECTORS, WE MAY FIND IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act and it is costly to remain in compliance with the federal securities regulations.  Additionally, we may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.  Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in our inability to achieve profitability.

WE MAY BE REQUIRED TO SEEK ADDITIONAL FUNDING, AND SUCH FUNDING MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

We may need to obtain additional funding due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, increased investment in capital equipment or the acquisition of businesses or technologies. If we do need to obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

BECAUSE TWO OF OUR DIRECTORS AND CORPORATE OFFICERS ARE MARRIED, THEY COLLECTIVELY OWN 71% OF THE COMPANY.  MS. CHRISTINA MABANTA-HAZZARD, OWNS 57% OF OUR OUTSTANDING COMMON STOCK AND MR. CHARLES HAZZARD OWNS 14% OF OUR OUTSTANDING COMMON STOCK.  THUS, INVESTORS MAY FIND THAT CORPORATE DECISIONS INFLUENCED BY THEM MAY BE INCONSISTENT WITH THE BEST INTERESTS OF OTHER STOCKHOLDERS.

Ms. Christina Mabanta-Hazzard serves as the Chief Financial Officer, Secretary and as a Director of the Company.  She owns 8,000,000 or 57% of the outstanding shares of our common stock.   Mr. Charles Hazzard serves as the President and as a Director of the Company.   He owns 2,000,000 or 14% of the outstanding shares of our common stock.  Because Ms. Mabanta-Hazzard and Mr. Hazzard are married, and thus collectively own 71% of the outstanding shares of our common stock, they will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

BECAUSE MS. CHRISTINA MABANTA-HAZZARD AND MR. CHARLES HAZZARD COLLECTIVELY OWN 71% OF OUR OUTSTANDING COMMON STOCK, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE IF THEY WERE TO SELL A SUBSTANTIAL NUMBER OF SHARES ALL AT ONCE OR IN LARGE BLOCKS.

Ms. Christina Mabanta-Hazzard and Mr. Charles Hazzard collectively own 10,000,000 shares of our common stock which equates to 71% of our outstanding common stock.  There is presently no public market for our common stock and we plan to apply for quotation of our common stock on the Over-The-Counter Bulletin Board.  If our shares are publicly traded on the Over-The-Counter Bulletin Board, Ms. Mabanta-Hazzard and Mr. Hazzard will eventually be eligible to sell their shares publicly subject to the volume limitations, manner of sale restrictions and other restrictions application of Rule 144 of the 1933 Securities Act.  The offer or sale of a large number of shares at any price may cause the market price to fall.  Sales of substantial amounts of common stock or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

GENERAL ECONOMIC AND MARKET CONDITIONS

The success of our activities may be affected by general economic conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and national and international political circumstances.

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and national and international political circumstances may affect the success of the Company.

The market for specific products or services offered by the Company may adversely change, thereby reducing the value of our shares of common stock.  The general economic prospects of the United States or any general fluctuations in the capital markets may also affect the value of the shares of common stock.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS.

We may experience fluctuations in our operating results due to a number of factors, including the level of our expenses, the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR OUR FUTURE SUCCESS. IF WE LOSE ANY MEMBER OF OUR MANAGEMENT TEAM, OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY COULD BE SIGNIFICANTLY HARMED.

We will depend on the diligence, skill and network of business contacts of the members of our management team. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Ms. Christina Mabanta-Hazzard and Mr. Charles Hazzard. The departure of either Ms. Mabanta-Hazzard or Mr. Hazzard could have a material adverse effect on our ability to achieve our business objectives.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE OUR FUTURE GROWTH EFFECTIVELY.

We are subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our business objectives will depend on our ability to grow. In the future, will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

OUR EXECUTIVE OFFICERS DO NOT HAVE EXPERIENCE IN MANAGING A PUBLIC COMPANY

Neither of our executive officers has training or experience in managing and fulfilling the regulatory reporting obligations of a public company.  Thus, we will have to hire professionals to undertake these filing requirements, which will increase the overall cost of our operations.  Although Christina Mabanta-Hazzard will devote 25% of her week to her duties as the Chief Financial Officer, she is not an employee of the Company, and therefore she will be dependent on outside professionals to provide additional assistance to the Company.  Ms. Mabanta-Hazzard does not have a background in accounting.  Therefore, Ms. Mabanta-Hazzard has and will continue to consult with outside accountants to get advice and supervision in her duties as Chief Financial Officer.  Since taking on her responsibilities as Chief Financial Officer, she has effectively generated accounting data.

Item 1B.  Unresolved Staff Comments

This item is not applicable to smaller reporting companies.

Item 2.  Properties

The Company maintains approximately 1,000 square feet at 1712 Ravanusa Drive in Henderson, Nevada as our executive office space.  The office space in located in a residential home, which is owned by Fauscom Investment Ltd., a shareholder of the Company.  We have a three-year  lease with Fauscom Investment Ltd. in which we make monthly payments of $2,300.  Concepcion Mabanta, the mother of Christina Mabanta-Hazard, is the sole shareholder of Fauscom Investment, Ltd.  The Company’s website servers and software development activities are conducted by third party vendors off-site.

Item 3.  Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock.  We plan to file an application for trading of our common stock on the Over-The-Counter Bulletin Board.  We can provide no assurance that our shares will be traded on the Over-The-Counter Bulletin Board, or if traded, that a public market will materialize.

Holders of Our Common Stock

Currently, we have 75 holders of record of our common stock.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities for the fiscal year ended December 31, 2010.

Item 6.  Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K, as a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” section of this annual report.

Organizational History

On March 25, 1999, the Company was incorporated. On December 2, 2002, the Company issued 200,000 shares of common stock to Lawrence Horwitz and Eric Schmidt, the two “Initial Founders” of the Company.  Each of the two Initial Founders received 100,000 shares each in consideration of their initial capital.   The Company developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground and the business plan was shut down in 2005. This offering was exempt from registration under Rule 504 of the Securities Act of 1933 as it involved the sale of founders shares,  with a value of substantially less than $1 million.

On December 19, 2007, the Company increased its number of authorized common stock to 100,000,000 shares of common stock, $.001 par value.  The Company also authorized and implemented a one hundred and ten for one forward split of its common stock.

On December 31, 2007, the Company and its shareholders entered into a Reorganization Agreement with Game Plan Holdings, a Canadian corporation (“Game Plan Canada”) and its shareholders (the “Game Plan Canada Shareholders”).  Pursuant to the Reorganization Agreement, the final distribution was 8,000,000 shares of common stock in the name of Christina Mabanta-Hazzard, 2,148,000 shares of common stock in the name of Charles Hazzard, 332,000 shares in the names of the various Shareholders of the Company and 3,070,000 shares in the names of the Game Plan Canada Shareholders.

During 2008 the Company raised $387,500 from four accredited investors, all domiciled in the United States. This offering was exempt from registration under Rule 506 of the Securities Act of 1933 as it was exclusively to accredited investors.  In addition, Game Plan Canada raised $121,462 in 2007 exclusively from investors domiciled in Canada. This raise was exempt from the registration under Regulation S of the Securities Act of 1933, as it involved an issuer formed under the laws of Canada, an issuer operating exclusively in the country of Canada and making offers and sales exclusively to individuals residing in Canada. This offering would also comply with Rule 504 of the Securities Act of 1933 as it was for less than $1 million and involved less than 35 non-accredited investors.

Operational History

The Company owns and operates two internet web sites,  Hazzsports.com and Totalscout.com (the “Company”), owns and operates two internet sites. Our website servers and software development activities are conducted by third party vendors off-site. Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a site for athletes, sports fans, coaches and friends to network socially and professionally with each other.

In addition, the Company owns and operates Totalscout.com, which provides college baseball coaches an easier and more efficient way to create and request scouting reports on opposing teams.  We have developed an online standardized reporting tool that has proven to significantly reduce the time and effort spent on scouting reports. Presently most scouting reports are generated manually, with little standardization or  electronic assistance.  The tool accessible at Totalscout.com has preloaded every college baseball player and every possible scouting attribute into an online database. This database then generates an online standard report,  providing a readily recognizable and accessible scouting report.

Plan of Operations

At this time, we do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.  Our plan of operations is for the Company to diversify our websites with several lines of corresponding products and services.   Our new website Totalscout.com is part of that growth of our business in our effects to offer our members of both websites new and updated services.

Off Balance Sheet Arrangements

From December 31, 2008 through the fiscal year ending December 31, 2010, there were no off balance sheet arrangements.

Results of Operations for the Fiscal Year Ended December 31, 2009 through the Fiscal Year Ended December 31, 2010

Our revenues from December 31, 2008, through the year ending December 31, 2010 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount of $172,185 for the fiscal year ended December 31, 2010, as compared to $211,981 in the fiscal year ended December 31, 2009 (a decrease of 39,796).

These operating expenses consisted of general and administrative expenses in the amount of $102,053 (2009: $133,591), computer and website expenses in the amount of $24,632 (2009: $24,390) and officer wages in the amount of $45,500 (2009: $54,000).  We anticipate our operating expenses will increase as we undertake our plan of operations.  We anticipate our ongoing operating expenses will increase now that we are a reporting company under the Securities Exchange Act of 1934.

Our net income (loss) for the fiscal year ended December 31, 2010 was approximately ($174,613) compared to our net income (loss) of ($162,743) for the fiscal year ended December 31, 2009.  During the fiscal year ended December 31, 2010 we generated $-0- in revenue as compared to our revenue of $6,608 for the fiscal year ended December 31, 2009.

The basic weighted average number of shares outstanding was 14,100,000 at December 31, 2010 and December 31, 2009 respectively.

Liquidity and Capital Resources

As of December 31, 2010 we had cash of $199,430 (2009: $142,534) and working capital of $202,324 (2009: $476,314).

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. We do believe that our present operating capital position is sufficient to finance our operations for at least the next 12 months. We base this conclusion about our historical cash needs and while we anticipate that our cash needs may increase slightly in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, our company may cease operations and eventually be forced to disband our business operations.

We anticipate that as our website development and associated marketing plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our becoming a public company will be an additional expense for the calendar year and that a similar amount of increased public company expenditures will be incurred for calendar year 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

The Financial statements of the Company are contained in footnotes F-2 through F-20, which appear at the end of this Form 10-K Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years, and all subsequent periods, the Company have not had any disagreements with our accountants.

However, we received correspondence, dated August 31, 2009, from the SEC, where we were notified that our previous independent accountant hired to audit the Company’s financial statements, Moore & Associates, Chartered, were no longer registered with the Public Company Accounting Oversight Board (“PCAOB”) due to violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under, and noncooperation with a Board investigation.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2010, our independent registered accounting firm, DeJoya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2010, which correspond to the two material weaknesses identified above.

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to implement additional controls to improve the effectiveness of the Company’s disclosure controls and procedures.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.
In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated the Company’s current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved on a timely basis.

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below is a list of the Company’s executive officers and directors and their respective ages as of December 31, 2010 are as follows:

Name	Age	Position(s) and Office(s) Held
Charles Hazzard	36	President & CEO, Director
Christina Mabanta-Hazzard	27	Secretary & CFO, Director
Ronald Smith	61	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Charles Hazzard

Mr. Hazzard is the President and Chief Executive Officer of the Company.  Mr. Hazzard earned his Bachelor of Science degree from the University of Florida in 1999. He received a baseball athletic scholarship to the University of Florida where he played baseball for four years. After college, Mr. Hazzard signed a minor league contract with the Tampa Yankees. After playing for the Tampa Yankees, he entered the private sector and accepted a position as a database administrator for MetaSolv Software, a telecommunications software company.  At MetaSolv, Mr. Hazzard developed internal software upgrading error and data management processes and was also involved in the customer support and data base management processes.  In 2003, he accepted a position as an assistant baseball coach at the University of Nevada, Las Vegas.  While a coach, the team won the Mountain West Conference Title and went to the NCAA Regional.  In 2005, Mr. Hazzard left UNLV to accept a similar position at Pepperdine University.  In his two years at Pepperdine, he helped the Waves to win a West Coast Conference Title and two berths into the NCAA Regional.  In 2006, while at Pepperdine University, Mr. Hazzard was accepted into the Masters program where he studied Educational Technology.  Mr. Hazzard graduated with a Masters of Arts in Educational Technology in 2007.  Mr. Hazzard married Ms. Mabanta -Hazzard in June of 2009.

Christina Mabanta-Hazzard

Ms. Mabanta-Hazzard is the Secretary and Chief Financial Officer of the Company.  Ms. Mabanta-Hazzard received a Bachelor of Science degree in Hotel Management and a Minor in Business Administration from the University of Nevada, Las Vegas. While attending UNLV, Ms. Mabanta-Hazzard played college golf on scholarship for all four years. After college, Ms. Mabanta-Hazzard used her degree and worked for Harrah’s Entertainment in the Leisure Sales Department. At Harrah’s Ms. Mabanta-Hazzard was involved in sales coordination for large group projects. During college, she also worked for Wynn Las Vegas Golf Club and Southern Highlands Golf Club. As a competitive golfer, she won the 2002 British Columbia Amateur Championship. She was a member of the B.C. Junior Provincial Team for five years and was a member of the Canadian Junior World Cup Team where she traveled to play at St. Andrew’s Golf Course in Scotland. Ms. Mabanta-Hazzard was awarded UNLV’s All-Scholar Academic Athletic Award.  Ms. Mabanta-Hazzard married Mr. Hazzard in June of 2009.

Ronald Smith

Mr. Smith graduated first in his accounting class with a Bachelors of Science degree from Utah State University in 1972.  He then passed the CPA exam on his first sitting.  Mr. Smith then received his MBA from the University of Nevada, Las Vegas in 1978.  Mr. Smith is a member of AICPA, a charter and founding member of AICPA Tax Division, a member of Nevada Society of CPA’s and has twice served as Chairman of the NSCPA’s Taxation Committee. He has served as Chairman of the NSCPA’s Lawyers Relations Committee and as a member of National State Boards of Accountancy.  He has served three terms on the Nevada State Board of Accountancy and drafted legislation that was enacted that drastically changed Nevada CPA rules.  In addition, he earned designation as a Certified Valuation Analyst, CVA.  Mr. Smith has worked as a staff accountant for the international CPA Firm of Laventhal & Horwath.  From 1978-1998 he was the founding member of the Las Vegas CPA firm of Bradshaw, Smith & Co. where the firm grew to fifty-five employees and six million dollars in revenue.  Mr. Smith has served as a director of in excess of 40 corporations. During the last five years, Mr. Smith was a director of GreyHawk, Inc., which was liquidated as of December 31, 2009.  GreyHawk, Inc was a wholly-owned subsidiary of BB&T Corporation (NYSE:  BBT).  Mr. Smith was also a director of Gotham Real Estate, Inc. and Bulova Watch, which was a subsidiary of Loews corporation.  In addition, he is the owner of a Las Vegas CPA proprietorship.

Involvement in Certain Legal Proceedings

Since our inception, the Company  believes that none of our directors or executive officers have been  involved in any legal proceeding concerning: (i) any  bankruptcy  petition  filed by or against any  business of which such person was a general partner or executive  officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal  proceeding  or  being  subject  to a  pending  criminal  proceeding (excluding traffic violations and other minor offenses);  (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or  temporarily  enjoining, barring,  suspending or otherwise limiting involvement in any type of business, securities or banking  activity;  or (iv) being found by a court, the Securities and Exchange  Commission or the  Commodity  Futures  Trading  Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Family Relationships

Other than Charles Hazzard and Christina Mabanta-Hazzard, who are married, there are no family relationships among the Company’s officers and directors.

Directors

Our bylaws authorize no less than one director.  We currently have three Directors, Mr. Charles Hazzard, Ms. Christina Mabanta-Hazzard and Mr. Ronald Smith.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Mr. Charles Hazzard is our only employee.  He is employed with the Company as the Chief Executive Officer.

We conduct our business through agreements with consultants and arms-length third parties. Current arrangements in place include the following:

1.	Verbal agreements with our accountants to perform accounting services.

2.	Written agreements with auditors to perform audit functions at their respective normal and customary rates.

3.	Written agreements with consultants and arms-length third parties to perform certain tasks at their respective normal and customary rates.

Code of Ethics

Due to a lack of resources, the Company has not adopted a written code of ethics applying to our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Charles Hazzard, Christina Mabanta-Hazzard and Ronald Smith have not yet filed their initial reports on Form 3.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have an employment agreement with Mr. Charles Hazzard and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Mr. Charles Hazzard holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last completed fiscal year for all services rendered to us.

December 31, 2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard, CEO and President	2010	$45,500	$0	$0	$0	$0	$0	$0	$45,500
Christina Mabanta-Hazzard CFO & Secretary	2010	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard, CEO & President	2009	$54,000	$0	$0	$0	$0	$0	$0	$54,000
Christina Mabanta-Hazzard, CFO & Secretary	2009	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end our fiscal year ended 2009 and 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009 and 2010

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Charles Hazzard	300,000	0	0	$150,000	N/A	300,000	0	0	0
Christina Mabanta-Hazzard	300,000	0	0	$150,000	N/A	300,000	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the fiscal years ended December 31, 2010 and 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard	$0	$0	$0	$0	$0	$0	$0
Christina Mabanta-Hazzard	$0	$0	$0	$0	$0	$0	$0
Ronald Smith	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their services as members of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock, and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 14,100,000 shares of common stock issued and outstanding on December 31, 2010.

Name and Address of Owner	Title of Class	Number of Shares Owned	Percentage of Class
Charles Hazzard	Common Stock	2,000,000	14%
Christina Mabanta -Hazzard	Common Stock	8,000,000	57%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  The persons named above were married as of June 2009.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence

At December 31, 2010, the Company owed shareholder/Director $1,164 for reimbursement of Company expenses paid for by the shareholder/Director on behalf of the Company.

At December 31, 2010, the Company had a related party receivable of $4,255 for a loan to a relative of one of the shareholders.

The Company rents approximately 1,000 square feet of executive office space on Ravanusa Drive in Henderson, Nevada.  The office space is located in a residential home, which is owned by Fauscom Investment, Ltd., a shareholder of the Company.  Concepcion Mabanta, the mother of Christina Mabanta-Hazzard, is the sole shareholder of Fauscom Investment, Ltd.  The lease of the executive office space was  for 3 years at $2,300.00 per month that began on March 1, 2008 and will ended on March 30, 2011.  The lease included the office space, water, electricity, heat, appliances, window coverings and parking.  The terms of the lease for the executive office space are no or more less favorable than could be obtained with an unaffiliated third party.

As of April 1, 2011, the Company entered into a new lease which began on April 1, 2011 and will end on March 31, 2012, where the Company will rent the same executive office space, under the same terms and conditions as the previous lease, for $2,000 per month.

Except as noted above, none of the following parties has had, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
●	Any of our promoters;
●	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

However, the officers and Directors of the Company are involved in other business activities and may in the future become involved in our business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 14.  Principal Accounting Fees and Services

De Joya Griffith & Company, LLC served as our independent registered public accounting firm for fiscal 2010.  We paid De Joya Griffith & Company, LLC a total of $16,900 in 2010 for the audit and other services provided by that firm.  We paid Moore & Associates, Chartered a total of $4,000 in 2009 for the audit and other services provided by that firm.

Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Form S-1 Registration Statement and services that are normally provided by the independent auditors.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The aggregate fees billed by the independent registered accountants for the period ended December 31, 2010 for professional services for the audit of our financial statements as at December 31, 2010 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $4,000 and $16,900 for 2009 and 2010, respectively.

Audit-Related Fees: This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  De Joya Griffith & Company, LLC did not perform any audit-related services during 2008.

All Other Fees: This category consists of fees for other miscellaneous items.  We did not pay De Joya Griffith & Company, LLC any other fees during 2009 and 2010.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION
2.1	Reorganization Agreement dated December 31, 2007 (1)
2.2	Amendment One to Reorganization Agreement dated July 11, 2008 (1)
2.3	Tenancy Agreement dated March 1, 2008 (1)
3.1	Articles of Incorporation and Amendments thereto (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s post effective amendment to the Registration Statement on form S-1 filed on February 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: April 12, 2011	By:	/s/ Charles Hazzard
	Name:	Chuck Hazzard President,
	Titles:	CEO and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2011	By:	/s/ Christina Mabanta-Hazzard
	Name:	Christina Mabanta-Hazzard
	Titles:	CFO, Principal Financial & Accounting Officer and Director.

Date: April 12, 2011	By:	/s/ Charles Hazzard
	Name:	Charles Hazzard
	Titles:	President, CEO and Director.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2010 and 2009 (Audited)	F-3

Statement of Operations and Comprehensive Loss (Audited)	F-4

Statement of Stockholders’ Equity from December 31, 2001 through December 31, 2010 (Audited)	F-5 ~ F-7

Statements of Cash Flows (Audited)	F-8

Notes to Financial Statements (Audited)	F-9 ~ F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Game Plan Holdings, Inc.

We have audited the accompanying balance sheet of Game Plan Holdings, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows from inception (March 25, 1999) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Plan Holdings, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception (March 25, 1999) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 15 to the financial statements, deficit accumulated during the development stage as of December 31, 2008 has been restated for an error in the application of accounting principles.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

April 7, 2011

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET

	December 31, 2010	December 31, 2009
	(audited)	(restated)
ASSETS		(audited)

Current assets
Cash	$199,430	$142,534
Certificates of deposit	-	207,130
Marketable securities	3,395	126,892
Prepaid expenses	-	500
Related party receivables	4,255	4,103

Total current assets	207,080	481,159

Property and equipment, net	7,245	9,966

Intangible assets
Website, net	11,225	6,300

Other assets
Security deposit	2,300	2,300

Total assets	$227,850	$499,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to related party	$1,164	$4,609
Accounts payable and other payables	3,592	236

Total current liabilities	4,756	4,845

Stockholders' equity

Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding at December 31, 2010 and December 31, 2009 is 14,100,000 and 14,100,000 respectively	14,100	14,100

Additional paid-in capital	1,115,513	1,115,513

Accumulated other comprehensive income (loss)	(24,258)	72,915

Deficit accumulated during the development stage	(882,261)	(707,648)

Total stockholders' equity	223,094	494,880

Total liabilities and stockholders' equity	$227,850	$499,725

The accompanying notes are an integral part of these statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

	Year Ended December 31, 2010	Year Ended December 31, 2009	From inception (March 25, 1999) through December 31, 2010
			(restated)

Revenue	$-	$6,608	$6,608

Operating expenses
General and administrative	102,053	133,591	441,493
Computer and website expenses	24,632	24,390	76,242
Officers wages	45,500	54,000	451,440

Total operating expenses	172,185	211,981	969,175

Other Income (expenses)
Other Income		100	151
Gain (loss) on sale of marketable securities	5,448	37,336	61,718
Loss on impairment of marketable securities	(8,924)	-	(8,924)
Interest income	1,048	5,193	27,540
Foreign currency transaction loss		3	(5)
Interest expense	-	(2)	(174)

Total other Income (expenses)	(2,428)	42,630	80,306

Net loss	$(174,613)	$(162,743)	$(882,261)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	994	3,637	1,558
Unrealized gains (losses) on securities	(98,167)	108,451	(25,816)

Other comprehensive loss	(97,173)	112,088	(24,258)

Comprehensive loss	$(271,786)	$(50,655)	$(906,519)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares	14,100,000	14,100,000

The accompanying notes are an integral part of these statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999) THROUGH DECEMBER 31, 2010
(Audited)

					Accumulated Other
			Paid-in	Subscriptions	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity

Balance, March 25, 1999	-	$-	$-	$-	$-	$-	$-

Balance, December 31, 1999

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2000

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2001	-	-	-	-	-	-	-

Common stock issued to founders
December 2, 2002	10,930,000	10,930	(10,930)				-

Net loss

Balance, December 31, 2002	10,930,000	10,930	(10,930)	-	-	-	-

Net loss

Balance, December 31, 2003	10,930,000	10,930	(10,930)	-	-	-	-

Net loss					-	-	-

Balance, December 31, 2004	10,930,000	10,930	(10,930)	-	-	-	-

Net loss					-	-	-

Balance, December 31, 2005	10,930,000	10,930	(10,930)	-	-	-	-

Net loss					-	-	-

Balance, December 31, 2006	10,930,000	10,930	(10,930)	-	-	-	-

Common Shares issued for cash in private placement in Game Plan Holdings, Canada
on January 23, 2007	8,000,000	8,000	(7,200)				800
on January 26, 2007	1,200,000	1,200	-				1,200
on January 29, 2007	500,000	500	500				1,000
on February 02, 2007	150,000	150	29,850				30,000
on February 06, 2007	50,000	50	12,450				12,500
on February 06, 2007	50,000	50	14,950				15,000
on February 09, 2007	140,000	140	41,860				42,000
on February 09, 2007 (canadian)	70,000	70	23,103				23,173
on February 12, 2007	35,000	35	10,465				10,500
on March 15, 2007	150,000	150	44,850				45,000
on March 29, 2007	20,000	20	6,980				7,000
on April 15, 2007	30,000	30	10,470				10,500
on April 20, 2007	60,000	60	20,940				21,000
on April 22, 2007	25,000	25	8,725				8,750
on May 20, 2007	265,000	265	92,485				92,750
on June 15, 2007	50,000	50	17,450				17,500
on July 1, 2007	150,000	150	52,350				52,500
on November 1, 2007	75,000	75	29,925	(30,000)			-
on December 15, 2007	50,000	50	14,950				15,000

Cancellation of 8,450,000 shares related to reorganization on December 31, 2007	(8,450,000)	(8,450)	8,450

Unrealized Gain/Loss on Securities					(22,505)		(22,505)

Foreign Currency Translation					2,147		2,147

Net loss						(76,334)	(76,334)

Balance, December 31, 2007	13,550,000	13,550	422,623	(30,000)	(20,358)	(76,334)	309,481

Common shares issued for cash:
on January 03, 2008				30,000			30,000
on February 22, 2008	100,000	100	49,900				50,000
on March 12, 2008	450,000	450	337,050				337,500

Stock based compensation			305,940				305,940

Foreign currency translation					(5,220)		(5,220)

Net change in Unrealized Gain/Loss on Securities					(13,595)		(13,595)

Net loss						(468,571)	(468,571)

Balance, December 31, 2008 (restated)	14,100,000	14,100	1,115,513	-	(39,173)	(544,905)	545,535

Foreign currency translation					3,637		3,637

Net change in Unrealized Gain/Loss on Securities					108,451		108,451

Net loss						(162,743)	(162,743)

Balance, December 31, 2009	14,100,000	14,100	1,115,513	-	72,915	(707,648)	494,880

Foreign currency translation					994		994

Net change in Unrealized Gain/Loss on Securities					(98,167)		(98,167)

Net (Loss)						(174,613)	(174,613)

Balance, December 31, 2010	14,100,000	$14,100	$1,115,513	$-	$(24,258)	$(882,261)	$223,094

The accompanying notes are an integral part of these statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(AUDITED)

			From Inception
	Year	Year	(March 25, 1999)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
			(restated)
Operating Activities

Net loss	$(174,613)	$(162,743)	$(882,261)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	8,536	8,535	24,512
Gain on sale of marketable securities	(5,448)	(37,336)	(61,718)
Loss on impairment of marketable securities	8,924	-	8,924
Stock based compensation	-	-	305,940
Changes in operating assets and liabilities
Decrease (increase) in other assets		-	(2,300)
Increase (decrease) in margin account	-	(2,450)	-
Increase (decrease) in accounts payable	3,356	(1,856)	3,592
Decrease in prepaid expenses	500	(500)	-
Decrease (increase) in related party receivables	(152)	(407)	(1,805)

Net cash used in operating activities	(158,897)	(196,757)	(605,116)

Investing activities
Change in other investments	-	-	(2,450)
Redemptions of certificates of deposit	207,130	97,222	-
Purchases of securities	(7,500)	(27,889)	(197,141)
Sales of securities	30,504	56,449	221,874
Purchase of intangible assets	(10,740)	-	(28,185)
Purchase of fixed assets	-	(2,477)	(14,797)

Net cash (used in) provided by investing activities	219,394	123,305	(20,699)

Financing activities
Due to related party	(3,445)	4,428	1,164
Proceeds from sale of common stock	-	-	823,673

Cash provided by financing activities	(3,445)	4,428	824,837

Net increase in cash	57,052	(69,024)	199,022
Effect of foreign currency translation adjustment	(156)	3,637	408
Cash, beginning of period	142,534	207,921	-

Cash, end of period	$199,430	$142,534	$199,430

Supplemental information:
Interest paid	$-	$2	$139
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.    GENERAL ORGANIZATION AND BUSINESS

HJS Technology, Inc. (A Development Stage Company) was incorporated on March 25, 1999 under the laws of the State of Nevada.  The Company developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground and the business plan was shut down in 2005.  On May 31, 2007, HJS Technology, Inc. changed its name to Game Plan Holdings, Inc. (the “Company”).  Game Plan Holdings owns and operates a social networking website, www.Hazzsports.com (“Hazzsports.com”).  Hazzsports.com is an online social networking website that offers an interactive resource for sports enthusiasts. In accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) No. 915 the Company is considered to be in the development stage.

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company.  Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada rather, certain shareholders of Game Plan USA exchange their previously issued shares to Game Plan Canada.  Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock, as well as, transfer of 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s President, Charles Hazzard.  Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA.  Prior to the Reorganization Agreement, Game Plan USA developed the social networking website. www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised.  Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis of Presentation

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Fair Value

The carrying amounts reflected in the balance sheets for cash and related party receivables approximate the respective fair values due to the short maturities of these items.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year.  The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.  There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the related fee is reasonably assured.

Advertising

The Company expensed its advertising as incurred.  In 2010 and 2009, respectively, advertising expenses were $1,979 and $4,209.

Website

The Company officially launched its website on February 5, 2008 and capitalized the costs associated with its development until placed in service.  The Company’s capitalized website costs in 2009 and 2008 were $17,445.  The website is amortized over an estimated useful life of 3 years.  Amortization expense was $5,815 and $5,815 for the years ended 2010 and 2009, respectively.  The company is developing a new website design. The costs incurred for 2010 is $10,740.  These costs will be capitalized until the new design is placed in service, at which time these costs will be amortized over an estimated useful life of 3 years.

Fair Value Accounting for Investments in Marketable Securities

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

Description	Estimated Life

Computers	5 yr
Software	3 yr
Office Furniture	7 yr

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable debt securities. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments.

Stock-Based Compensation

The Company has adopted FASB Accounting Standards Codification Topic 718-10, “Compensation- Stock Compensation” (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. There is no established trading market for our stock.

Other Comprehensive Income (Loss)

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Reclassification

Advances to a related party of $2,857 were reclassified from other assets as of December 31, 2009 to related party receivable as of December 31, 2010 to conform to current year presentation.

NOTE 3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of $882,261 for the period from inception (March 25, 1999) to December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.    MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.  During 2010, the Company did not record an impairment charge regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was temporary.

Included in Gain (loss) on sale of marketable securities” on the statements of operations are $7,113 and $37,336 realized gains for the years ended December 31, 2010 and 2009, respectively.  The Company recorded $(98,167) and $108,451 of other comprehensive income (loss) associated with unrealized (losses) net of tax effect, on these investments during the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the management of the Company determined that declines in the fair market value of certain investments were other than temporary under ASC 815 and accordingly recorded the difference of $8,924 between historical cost and fair market value as of December 31, 2010 as an impairment loss.  This determination was primarily based on the severity and duration that fair value has been less than cost as well as the Company’s ability and intent to hold.

The following is a summary of available-for-sale marketable securities as of December 31, 2010 and 2009:

	December 31, 2010
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(25,815)	$3,395
Total	$29,210	$0	$(25,815)	$3,395

	December 31, 2009
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$54,539	$112,000	$(39,647)	$126,892
Total	$54,539	$112,000	$(39,647)	$126,892

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of December 31, 2010 and 2009:

	December 31, 2010
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$0	$(4,050)	$(94,117)	$(98,167)
Total	$0	$(4,050)	$(94,117)	$(98,167)

	December 31, 2009
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$148,098	$0	$(39,647)	$108,451
Total	$148,098	$0	$(39,647)	$108,451

The following is a summary of the proceeds from sale of marketable securities and the gains or losses reclassified from Other Comprehensive Income (OCI) as of December 31, 2010 and 2009:

	December 31, 2010
	Proceeds	Gross		Gain or (Loss)
	From	Realized	Impairment	Reclassified
Description	Sales	Gains	(Losses)	From O.C.I
Equity securities	$30,504	$5,448	$(8,924)	$(3,476)
Total	$30,504	$5,448	$(8,924)	$(3,476)

	December 31, 2009
	Proceeds	Gross	Gross	Gain or (Loss)
	From	Realized	Realized	Reclassified
Description	Sales	Gains	(Losses)	From O.C.I.
Equity securities	$56,449	$37,436	$(100)	$37,336
Total	$56,449	$37,436	$(100)	$37,336

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities.  Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported in other comprehensive income until realized.

NOTE 5.    PROPERTY AND EQUIPMENT

	12/31/10	12/31/09

Computers	$10,876	$10,876
Furniture & Fixtures	3,472	3,472
Software	449	449
Accumulated Depreciation	(7,552)	(4,831)

Property and Equipment, net	$7,245	$9,966

Depreciation expense was $2,721 and $2,720 for the years ending December 31, 2010 and December 31, 2009 respectively.

NOTE 6.    INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes.  FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $198,545 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $567,271.  The total valuation allowance is a comparable $198,545.  Details for the last two periods follow:

For the period December 31, 2010 and December 31 2009	12/31/10	12/31/09

Deferred Tax Asset	198,545	140,598
Valuation Allowance	(198,545)	(140,598)
Current Taxes Payable	0	0
Income Tax Expense	0	0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2010	165,563	2030
2009	162,743	2029
2008	162,631	2028
2007	76,334	2027

The Company has filed its first income tax return for the year ended December 31, 2007.

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting standards define fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These standards also establish a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s assets as of December 31, 2010 and 2009 consist of:

	Fair Value Measurements as of December 31, 2010 Using:
Assets:	Total Carrying Value as of 12/31/10	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$3,395	$3,395	$0	$0
Total	$3,395	$3,395	$0	$0

	Fair Value Measurements as of December 31, 2009 Using:
Assets:	Total Carrying Value as of 12/31/09	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$126,892	$126,892	$0	$0
Total	$126,892	$126,892	$0	$0

NOTE 8.    STOCKHOLDERS’ EQUITY

Common Stock

On December 19, 2007, the Company effected a 110 for 1 forward split. All references in these financial statements and notes to the financial statements to number of shares and weighted average number of shares outstanding prior to this stock split have been adjusted on a retroactive basis.

On December 2, 2002, the Company issued 10,930,000 shares (adjusted for stock split and cancelation of shares) of 0.001 par value stock to each of its original two shareholders.  On April 15, 2004, the two original shareholders broke out their stock certificates. The original shares were cancelled and the founding two shareholders each retained 42% ownership and an additional 32 shareholders were transferred shares, representing a total of 16% of the original shares outstanding.

Game Plan Holdings, Canada sold the following stock in 2007:

	Price/Share	# of shares
on January 23, 2007	0.0001	8,000,000
on January 26, 2007	0.001	1,200,000
on January 29, 2007	0.002	500,000
on February 02, 2007	0.2	150,000
on February 06, 2007	0.25	50,000
on February 06, 2007	0.3	50,000
on February 09, 2007	0.3	140,000
on February 09, 2007	0.3	70,000
on February 12, 2007	0.3	35,000
on March 15, 2007	0.3	150,000
on March 29, 2007	0.35	20,000
on April 15, 2007	0.35	30,000
on April 20, 2007	0.35	60,000
on April 22, 2007	0.35	25,000
on May 20, 2007	0.35	265,000
on June 15, 2007	0.35	50,000
on July 1, 2007	0.35	150,000
on November 1, 2007	0.4	75,000
on December 15, 2007	0.3	50,000
		11,070,000

These 11,070,000 shares have a 0.001 par value and the Company received $436,173.

On December 31, 2007 pursuant to the reorganization agreement 8,450,000 shares were cancelled.

On December 31, 2007 the Game Plan Canada shares were exchanged for 11,070,000 of Game Plan USA shares of common stock held by existing shareholders of the Company, resulting in no new share issuance.  Also, certain shareholders of the Company transferred 2,148,000 shares of the Game Plan USA common stock to its President, Charles Hazzard.  On December 31, 2007, all the Game Plan Canada shares were cancelled and all assets held by Game Plan Holdings Canada were assigned to Game Plan Holdings, Inc.

During 2008 the following stock was sold:

	Price/Share	# of shares
on February 22, 2008	$0.50	100,000
on March 12, 2008	$0.75	450,000
		550,000

These 550,000 shares have a 0.001 par value and the Company received $387,500.

The following is a summary of the balance sheets of Game Plan Holdings, US and Game Plan Holdings, Canada prior to the reorganization on December 31, 2007

	US	Canada
Assets:
Cash	$258,769	$7,156
Securities	-	29,249
Other receivable	113	1,347
Due from Game Plan Holdings, US	-	329,970
Equipment, net	1,303	-

Total Assets	$260,185	$367,722

Liabilities:
Accounts payable	281	-
Due to Related Party	2,199	-
Margin payable	-	2,016
Due to Game Plan Holdings, Canada	329,970	-
Total Liabilities	332,450	2,016

Stockholders equity:
Common Stock	-	13,550
Paid in Capital	-	422,623
Unrealized Gain/(Loss)	-	(22,505)
Other comprehensive income/(loss)	-	2,147
Stock Subscription receivable	-	(30,000)
Accumulated deficit	(56,225)	(20,109)

Total stockholders' equity	(56,225)	365,706

Total Liabilities and Stockholders' Equity	$276,225	$367,722

NOTE 9.    STOCK OPTION PLAN

On December 22, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 1,400,000 options to acquire common shares with terms of up to 5 years.  In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to thirty days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on December 22, 2008, the Company granted 600,000 fully vested stock options to certain officers of the Company at $0.50 per share for terms of two years.  The two year terms commence on the start date when the common stock of the Company begins trading on the Over the Counter Bulletin Board.  The total fair value of these options at the date of grant was estimated to be $305,940 and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.40%, a dividend yield of 0% and expected volatility of 82.29% and was recorded as a stock based compensation expense in 2008.

The Company’s stock option activity for the year ended December 31, 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)

Balance, December 31, 2008	600,000	$0.50	4.00
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-

Balance, December 31, 2009	600,000	$0.50	3.00
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-

Balance, December 31, 2010	600,000	$0.50	2.00

NOTE 10.    RELATED PARTY TRANSACTIONS

At December 31, 2010, the Company owed a shareholder/director $1,164 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

At December 31, 2010, the Company had a related party receivable of $4,255 for a loan to a relative of one of the shareholders.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11.    OPERATING LEASES

The Company leased a car during 2010.  The payment was $1,079 per month until November 11, 2010.  Lease expense for the years ending December 31, 2010 and 2009 was $11,869 and $12,950, respectively.

The company has a lease for its office rent.  The payment is $2,300 per month through March 30, 2011.  Rent expense for both years ending December 31, 2010 and 2009 respectively was $27,600 and $27,600.

The future lease obligations for the Company are:

2011	$6,900
$6,900

NOTE 12.    RISK CONCENTRATION

The Company has its cash and Certificates of Deposits only in FDIC insured accounts. The FDIC insures deposit accounts up to $250,000.  The Company does not have any cash balances that are not covered by the FDIC deposit insurance.

NOTE 13.    RECENT PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through Accounting Standards Updates (“ASU”) 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 14.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 28, 2011, the date that these financial statements were issued.  The Company has determined that there were no events that warrant disclosure or recognition in the financial statements.

NOTE 15.    RESTATEMENT

Upon completion of the Company’s financial statements as of December 31, 2010, an accounting error was discovered that requires the restatement of amounts previously reported.  On December 22, 2008, the Company granted 600,000 fully vested stock options to certain officers of the Company at $0.50 per share for terms of two years.  The two year terms commence on the start date when the common stock of the Company begins trading on the Over the Counter Bulletin Board.  The total fair value of these options at the date of grant was estimated to be $305,940 and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.40%, a dividend yield of 0% and expected volatility of 82.29%.  The grant date total fair value of these options should have been recorded as stock based compensation expense during the year ended December 31, 2008.

F-21

The following is a summary of the impact of this restatement on the Company’s Balance Sheet:
	December 31, 2009
	As Previously	Error
	Reported	Correction	Restated
Additional paid-in capital	$809,573	$305,940	$1,115,513
Deficit accumulated during development stage	$(401,708)	$(305,940)	$(707,648)

The following is a summary of the impact of this restatement on the Company’s Statement of Operations and Comprehensive Loss:

	From Inception (March 25, 1999) through December 31, 2009
	As Previously	Error
	Reported	Correction	Restated
Officer wages	$100,000	$305,940	$405,940
Net loss	$(401,708)	$(305,940)	$(707,648)

The following is a summary of the impact of this restatement on the Company’s Statement of Stockholders’ Equity and Cash Flows:

	From Inception (March 25, 1999) through December 31, 2009
	As Previously	Error
	Reported	Correction	Restated
Stock based compensation	$-	$305,940	$305,940