Form 10-Q
period 2011-03-31
Game Plan Holdings, Inc.
filed 2011-05-16
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

GAME PLAN HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	333-160730	20-0209899
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

1712 Ravanusa Drive, Henderson, NV 89052
 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (702) 951-1385

           N/A
 (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common Stock	14,100,000	March 31, 2011

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	1

	Statements of Operations for the periods ending March 31, 2011 and 2010 and the period from inception (March 25, 1999) through March 31, 2011 (unaudited)	2

	Statements of Cash Flows for the periods ending March 31, 2011 and 2010 and the period from inception (March 25, 1999) through March 31, 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION	12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, our ability to successfully transact business, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-Q report in its entirety, including all other filings made by the Company with the SEC.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this 10-Q report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless otherwise noted, references to “Game Plan,” “GPH,” the “Company,” “GP,” “we,” “our” or “us” means Game Plan Holdings, Inc., a Nevada corporation.

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc
(A Development Stage Company)

BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$161,960	$199,430
Marketable securities	3,333	3,395
Related party receivable	-	4,255

Total current assets	165,293	207,080

Property and equipment, net	6,586	7,245

Intangible assets
Website, net	14,740	11,225

Other assets
Security deposit	2,300	2,300

Total assets	$188,919	$227,850

Liabilities
Due to a related party	$1,728	$1,164
Accounts payable and other payables	708	3,592

Total current liabilities	2,436	4,756

Stockholders' equity
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding at March 31, 2011 and December 31, 2010 is 14,100,000 and 14,100,000 respectively	14,100	14,100
Additional paid-in capital	1,115,513	1,115,513
Accumulated other comprehensive loss	(24,319)	(24,258)
Deficit accumulated during the development stage	(918,811)	(882,261)

Total stockholders' equity	186,483	223,094

Total liabilities and stockholders' equity	$188,919	$227,850

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			From inception
			(March 25, 1999)
	Three Months Ended	Three Months Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
			(restated)

Revenue	$-	$-	$6,608

Operating expenses
General and administrative	20,028	28,202	461,521
Computer and website expenses	7,141	6,678	83,383
Officers wages	10,000	12,000	461,440

Total operating expenses	37,169	46,880	1,006,344

Other income (expenses)
Other income	540	-	691
Gain on sale of marketable securities	-	-	61,718
Loss on impairment of marketable securities	-	-	(8,924)
Interest income	79	418	27,619
Foreign currency transaction loss	-	-	(5)
Interest expense	-	-	(174)

Total other income (expenses)	619	418	80,925

Net loss	$(36,550)	$(46,462)	$(918,811)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	873	1,558
Unrealized losses on securities	(61)	(80,221)	(25,877)

Other comprehensive loss	(61)	(79,348)	(24,319)

Comprehensive loss	$(36,611)	$(125,810)	$(943,130)

Basic loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	$14,100,000	$14,100,000

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception
	Three Months	Three Months	(March 25, 1999)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating Activities			(restated)

Net loss	(36,550)	(46,462)	$(918,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,144	2,119	25,656
Gain on sale of marketable securities	-	-	(61,718)
Loss on impairment of marketable securities	-	-	8,924
Stock based compensation	-	-	305,940
Changes in operating assets and liabilities
Increase in other assets	-	-	(2,300)
Increase (decrease) in accounts payable	(2,884)	(77)	708
Decrease in prepaid expenses	-	500	-
Decrease increase in related party receivable	4,255	-	2,450

Net cash used in operating activities	(34,035)	(43,920)	(639,151)

Investing activities
Change in other investments	-	-	(2,450)
(Purchases) redemptions of certificates of deposit	-	(409)	-
Purchases of securities	1	(7,500)	(197,140)
Sales of securities	-	-	221,874
Purchase of intangible assets	(4,000)	-	(32,185)
Purchase of fixed assets	-	-	(14,797)

Net cash used in investing activities	(3,999)	(7,909)	(24,698)

Financing activities
Due to related party	564	(3,603)	1,728
Proceeds from sale of common stock	-	-	823,673

Cash provided by (used in) financing activities	564	(3,603)	825,401

(Decrease) increase in cash	(37,470)	(55,432)	161,552
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	199,430	142,534	-

Cash, end of period	$161,960	$87,102	$161,960

Supplemental information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.                      ORGANIZATION AND BUSINESS OF COMPANY

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Game Plan Holdings, Inc. (the “Company”), a Nevada corporation, for the year ended December 31, 2010. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through Accounting Standards Updates (“ASU 2011-03) and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of $918,811 for the period from inception (March 25, 1999) to March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.                      MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.  During 2010, the Company did record an impairment charge of $8,924 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Gain (loss) on sale of marketable securities” on the statements of operations are $0 and $0 realized gains for the three months ended March 31, 2011 and 2010, respectively.  The Company did not sell any marketable securities during the three months ended March 31, 2011 and 2010.  The Company recorded $(61) and $ (80,221) of other comprehensive income (loss) associated with unrealized (losses) net of tax effect, on these investments during the three months ended March 31, 2011 and 2010, respectively.

The following is a summary of available-for-sale marketable securities as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$-	$(25,877)	$3,333
Total	$29,210	$-	$(25,877)	$3,333

	December 31, 2010
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$-	$(25,815)	$3,395
Total	$29,210	$-	$(25,815)	$3,395

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2011 and 2010:

	March 31, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$1,348	$(1,387)	$(22)	$(61)
Total	$1,348	$(1,387)	$(22)	$(61)

	March 31, 2010
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$8,312	$-	$(88,533)	$(80,221)
Total	$8,312	$-	$(88,533)	$(80,221)

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

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Computers	$10,876	$10,876
Furniture & Fixtures	3,472	3,472
Software	449	449
Accumulated Depreciation	(8,211)	(7,552)

Property and Equipment, net	$6,586	$7,245

Depreciation expense was $659 for the three months ending March 31, 2011 and $2,721 for the twelve months ending December 31, 2010.

NOTE 5.                      INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes.  FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $ 211,337 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $603,821.  The total valuation allowance is a comparable $211,337.  Details for the last two periods follow:

For the period March 31, 2011 and December 31 2010	3/31/11	12/31/10
Deferred Tax Asset	$211,337	$198,545
Valuation Allowance	(211,337)	(198,545)
Current Taxes Payable	-	-
Income Tax Expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2010	165,563	2030
2009	162,743	2029
2008	162,631	2028
2007	76,334	2027

The Company has filed its first income tax return for the year ended December 31, 2007.

NOTE 6.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting standards define fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measure date.  These standards also establish a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would base market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the liabilities.  Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s assets as of as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements as of March 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,333	$3,333	$-	$-
Total	$3,333	$3,333	$-	$-

	Fair Value Measurements as of December 31, 2010 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/10	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,395	$3,395	$-	$-
Total	$3,395	$3,395	$-	$-

NOTE 7.                      RELATED PARTY TRANSACTIONS

At March 31, 2011, the Company owed a shareholder/director $1,728 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

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

NOTE 8.                      OPERATING LEASES

The company has a lease for its office rent.  The payment is $2,300 per month through March 30, 2011. A new lease begins on April 1, 2011 and ends on March 31, 2012.  The payment is $2,000 per month for the new lease term.  Rent expense for both periods ending March 31, 2011 and 2010 was $6,900.

The future lease obligations for the Company are:

2011	$18,000
2012	$6,000
$24,000

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

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

Plan of Operations

At this time, we do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.  Our plan of operations is for the Company to diversify our websites with several lines of corresponding products and services.   Our new website Totalscout.com is part of that growth of our business in our efforts to offer our members of both websites new and updated services.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Results of Operations for the Quarter Ended March 31, 2011

Our revenues from March 25, 1999 (year of inception) to March 31, 2011 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount of $37,169 for the quarter ended March 31, 2011, as compared to $46,880 for the quarter ended March 31, 2010 (a decrease of 9,711).  Such decrease can be attributed to a decrease in general and administrative expenses and officers wages.

These operating expenses consisted of general and administrative expenses in the amount of $20,028 (2010: $28,202), computer and website expenses in the amount of $7,141 (2010: $6,678) and officer wages in the amount of $10,000 (2010: $12,000).  We anticipate our operating expenses will increase as we undertake our plan of operations.  We also anticipate that our ongoing operating expenses will increase now that we are a reporting company under the Securities Exchange Act of 1934.

Our net loss for the quarter ended March 31, 2011 was approximately $36,550 compared to our net income loss of $46,462 for the quarter ended March 31, 2011.  During the quarters ended March 31, 2011 and 2010 we generated no revenue.

The weighted average number of shares outstanding was 14,100,000 at March 31, 2011 and March 31, 2010 respectively.

Liquidity and Capital Resources

As of March 31, 2011 we had cash of $161,960, as compared to $199,430 as of December 31, 2010.  As of March 31, 2011 we had working capital of $162,857, as compared to $202,324 as of December 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report for the year ended December 31, 2010 that they have substantial doubt we will be able to continue as a going concern. We do believe that our present operating capital position is sufficient to finance our operations for at least the next 12 months. We base this conclusion about our historical cash needs and while we anticipate that our cash needs may increase slightly in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, our company may cease operations and eventually be forced to disband our business operations.

We anticipate that as our website development and associated marketing plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our becoming a public company will be an additional expense for the calendar year and that a similar amount of increased public company expenditures will be incurred for the calendar year 2011.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were  effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

Our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was effective.

Remediation of Material Weaknesses Found in the Annual Report on Form 10-K for Year Ended December 31, 2010

To remediate the material weaknesses identified in our Report filed on Form 10-K for the year ended December 31, 2010, we have taken the following additional steps subsequent to December 31, 2010,

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management  implemented additional controls to improve the effectiveness of the Company’s disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1a.	Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

For the quarter ended March 31, 2011, there have been no sales of unregistered equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Game Plan Holdings, Inc.

Date: May 16, 2011	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer and President

Date: May 16, 2011	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer