Form 10-Q/A
period 2011-03-31
Game Plan Holdings, Inc.
filed 2011-08-12
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Form 10-Q of Game Plan Holdings, Inc., a Nevada corporation (the “Company”, “we” or “us”), for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011. This Amendment No. 1 is being filed to include revised financial and disclosure information of the Company.  Other than the aforementioned amendments, this Amendment No. 1 does not amend, update or change any other items or a disclosures contained in the original filing of the Form 10-Q for the quarter ended March 31, 2011.

In accordance with Rule 12b-12 under the Securities Exchange Act of 1934, as amended, updated certifications by our principal executive officer and principal financial officer are filed as Exhibits to this Amendment No. 1.

PART I – FINANCIAL INFORMATION

Game Plan Holdings, Inc
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
	(restated)
ASSETS

Current assets
Cash	$161,960	$199,430
Marketable securities	3,333	3,395
Related party receivable	-	4,255

Total current assets	165,293	207,080

Property and equipment, net	6,586	7,245

Intangible assets
Website, net	14,740	11,225

Other assets
Security deposit	2,300	2,300

Total assets	$188,919	$227,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Due to a related party	$1,728	$1,164
Accounts payable and accrued liabilities	15,329	3,592

Total current liabilities	17,057	4,756

Stockholders' equity
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding at March 31, 2011 and December 31, 2010 is 14,100,000 and 14,100,000 respectively	14,100	14,100
Additional paid-in capital	1,115,513	1,115,513
Accumulated other comprehensive loss	(24,319)	(24,258)
Deficit accumulated during the development stage	(933,432)	(882,261)

Total stockholders' equity	171,862	223,094

Total liabilities and stockholders' equity	$188,919	$227,850

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From inception (March 25, 1999) through March 31, 2011
	(restated)		(restated)

Revenue	$-	$-	$6,608

Operating expenses
General and administrative	14,828	28,202	456,321
Computer and website expenses	7,141	6,678	83,383
Professional fees	19,821	-	19,821
Officers wages	10,000	12,000	461,440

Total operating expenses	51,790	46,880	1,020,965

Other income (expenses)
Other income	540	-	691
Gain on sale of marketable securities	-	-	61,718
Loss on impairment of marketable securities	-	-	(8,924)
Interest income	79	418	27,619
Foreign currency transaction loss	-	-	(5)
Interest expense	-	-	(174)

Total other income (expenses)	619	418	80,925

Net loss	$(51,171)	$(46,462)	$(933,432)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	873	1,558
Unrealized losses on securities	(61)	(80,221)	(25,877)

Other comprehensive loss	(61)	(79,348)	(24,319)

Comprehensive loss	$(51,232)	$(125,810)	$(957,751)

Basic loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	$14,100,000	$14,100,000

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From inception (March 25, 1999) through March 31, 2011
Operating Activities	(restated)		(restated)

Net loss	(51,171)	(46,462)	$(933,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,144	2,119	25,656
Gain on sale of marketable securities	-	-	(61,718)
Loss on impairment of marketable securities	-	-	8,924
Stock based compensation	-	-	305,940
Changes in operating assets and liabilities
Increase in other assets	-	-	(2,300)
Increase (decrease) in accounts payable and accrued liabilities	11,737	(77)	15,329
Decrease in prepaid expenses	-	500	-
Decrease increase in related party receivable	4,255	-	2,450

Net cash used in operating activities	(34,035)	(43,920)	(639,151)

Investing activities
Change in other investments	-	-	(2,450)
(Purchases) redemptions of certificates of deposit	-	(409)	-
Purchases of securities	1	(7,500)	(197,140)
Sales of securities	-	-	221,874
Purchase of intangible assets	(4,000)	-	(32,185)
Purchase of fixed assets	-	-	(14,797)

Net cash used in investing activities	(3,999)	(7,909)	(24,698)

Financing activities
Due to related party	564	(3,603)	1,728
Proceeds from sale of common stock	-	-	823,673

Cash provided by (used in) financing activities	564	(3,603)	825,401

(Decrease) increase in cash	(37,470)	(55,432)	161,552
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	199,430	142,534	-

Cash, end of period	$161,960	$87,102	$161,960

Supplemental information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

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

NOTE 2.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company incurred an accumulated deficit of $933,432 as of March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following is a summary of available-for-sale marketable securities as of March 31, 2011 and December 31, 2010:

	March 31, 2011
Description	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
EquiEquity securities	$29,210	$-	$(25,877)	$3,333
Total	$29,210	$-	$(25,877)	$3,333

	December 31, 2010
Description	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
EquiEquity securities	$29,210	$-	$(25,815)	$3,395
Total	$29,210	$-	$(25,815)	$3,395

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2011 and 2010:

	March 31, 2011
Description	Unrealized Gains	Unrealized (Losses) Short Term	Unrealized (Losses) Long Term	Other Comprehensive Income (Loss)
Equity Securities	$1,348	$(1,387)	$(22)	$(61)
Total	$1,348	$(1,387)	$(22)	$(61)

	March 31, 2010
Description	Unrealized Gains	Unrealized (Losses) Short Term	Unrealized (Losses) Long Term	Other Comprehensive Income (Loss)
Equity Securities	$8,312	$-	$(88,533)	$(80,221)
Total	$8,312	$-	$(88,533)	$(80,221)

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $ 216,455 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $618,442.  The total valuation allowance is a comparable $216,455.  Details for the last two periods follow:

For the period March 31, 2011 and December 31 2010	3/31/11	12/31/10
Deferred Tax Asset	$216,455	$198,545
Valuation Allowance	(216,455)	(198,545)
Current Taxes Payable	-	-
Income Tax Expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2010	165,563	2030
2009	162,743	2029
2008	162,631	2028
2007	76,334	2027

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

The fair value of the Company’s assets as of as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements as of March 31, 2011 Using:
	Total Carrying Value as of 3/31/11	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$3,333	$3,333	$-	$-
Total	$3,333	$3,333	$-	$-

	Fair Value Measurements as of December 31, 2010 Using:
	Total Carrying Value as of 12/31/10	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$3,395	$3,395	$-	$-
Total	$3,395	$3,395	$-	$-

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
$24,000

NOTE 9.    RESTATEMENT

Upon completion of the Company’s financial statements as of June 30, 2011, a restatement of the financial statements was found to be required following a change in professional fees and accrued liabilities as the Company identified additional professional fees of $14,621 incurred relating to the period ended March 31, 2011.

The restatement had no impact on basic loss per share for the three months ended March 31, 2011.

The following is a summary of the impact of this restatement on the Company’s Balance Sheet, Statement of Operations and Cash Flows as of and for the three months ended March 31, 2011.  The restatement also includes a re-class of $5,200 in professional fees previously included in general and administrative expenses to professional fees.

Extract from the Balance Sheet

	March 31, 2011
	As Previously Reported	Error Correction	Restated
Accounts payable and accrued liabilities	$708	$14,621	$15,329
Total current liabilities	$2,436	$14,621	$17,057
Deficit accumulated during the development stage	$(918,811)	$(14,621)	$(933,432)
Total stockholders’ equity	$186,483	$(14,621)	$171,862

Extract from the Statement of Operations

	March 31, 2011
	As Previously Reported	Error Correction	Restated
General and administrative	$20,028	$(5,200)	$14,828
Professional fees	$-	$19,821	$19,821
Total operating expenses	$37,169	$14,621	$51,790
Net loss	$(36,550)	$(14,621)	$(51,171)
Basis loss per share	$(0.00)	$(0.00)	$(0.00)

Extract from the Statement of Cash Flows

	March 31, 2011
	As Previously Reported	Error Correction	Restated
Net loss	$(36,550)	$(14,621)	$(51,171)
Increase (decrease) in accounts payable and accrued liabilities	$(2,884)	$14,621	$11,737

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

Plan of Operations

As of March 31, 2011 , we do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.  Our plan of operations is for the Company to diversify our websites with several lines of corresponding products and services.   Our new website Totalscout.com is part of that growth of our business in our efforts to offer our members of both websites new and updated services.

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

We incurred operating expenses in the amount of $51,790 for the quarter ended March 31, 2011, as compared to $46,880 for the quarter ended March 31, 2010 (an increase of $4,910).  Such increase can be attributed to an increase in computer and website expenses and professional fees.

These operating expenses consisted of general and administrative expenses in the amount of $14,828 (2010: $28,202), computer and website expenses in the amount of $7,141 (2010: $6,678), professional fees in the amount of $19,821 (2010: $0) and officer wages in the amount of $10,000 (2010: $12,000).  We anticipate our operating expenses will continue to increase as we undertake our plan of operations.  We also anticipate that our ongoing operating expenses will increase now that we are a reporting company under the Securities Exchange Act of 1934.

Our net loss for the quarter ended March 31, 2011 was approximately $51,171 compared to our net income loss of $46,462 for the quarter ended March 31, 2011.  During the quarters ended March 31, 2011 and 2010 we generated no revenue.

The weighted average number of shares outstanding was 14,100,000 at March 31, 2011 and March 31, 2010 respectively.

Liquidity and Capital Resources

As of March 31, 2011 we had cash of $161,960, as compared to $199,430 as of December 31, 2010.  As of March 31, 2011 we had working capital of $148,236 , as compared to $202,324 as of December 31, 2010.

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

Item 4.  Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were  were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the review of our financial statements for the quarter ended March 31, 2011, our independent registered accounting firm, DeJoya Griffith & Company, LLC, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.  In particular, a restatement to our financial statements was required due to the identification of additional professional fees in the amount of $14,621 for the period ended March 31, 2011.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses found in the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 and Material Weaknesses found in our Annual Report on Form 10-K for the Year ended December 31, 2010

To remediate the material weaknesses identified above, we have done the following subsequent to March 31, 2011, which correspond to the two material weaknesses identified above.

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

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above .

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

Game Plan Holdings, Inc.

Date: August 12, 2011	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer and President

Date: August 12, 2011	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer