Form 10-Q
period 2011-06-30
Game Plan Holdings, Inc.
filed 2011-08-12
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common Stock	14,100,000	June 30, 2011

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of June 30, 2011	1

	Statements of Operations for the periods ending June 30, 2011 and 2010 and the period from inception (March 25, 1999) through June 30, 2011 (unaudited)	2

	Statements of Cash Flows for the periods ending June 30, 2011 and 2010 and the period from inception (March 25, 1999) through June 30, 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

i

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

ii

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$129,830	$199,430
Marketable securities	6,709	3,395
Related party receivable	-	4,255

Total current assets	136,539	207,080

Property and equipment, net	7,695	7,245

Intangible assets
Website, net	17,540	11,225

Other assets
Security deposit	2,300	2,300

Total assets	$164,074	$227,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to a related party	$1,447	$1,164
Accounts payable and accrued liabilities	43,177	3,592

Total current liabilities	44,624	4,756

Stockholders' equity

Common stock, authorized 100,000,000 shares, par value $0.001, 14,100,000 issued and outstanding at June 30, 2011 and December 31, 2010	14,100	14,100

Additional paid-in capital	1,115,513	1,115,513

Accumulated other comprehensive loss	(20,943)	(24,258)

Deficit accumulated during the development stage	(989,220)	(882,261)

Total stockholders' equity	119,450	223,094

Total liabilities and stockholders' equity	$164,074	$227,850

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From inception
	Three Months	Three Months	Six Months	Six Months	(March 25, 1999)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$6,608

Operating expenses
General and administrative	12,878	28,593	27,706	56,797	469,199
Computer and website expenses	7,046	6,253	14,187	12,931	90,429
Professional fees	26,912	-	46,733	-	46,733
Officers wages	9,000	12,000	19,000	24,000	470,440

Total operating expenses	55,836	46,846	107,626	93,728	1,076,801

Other income (expenses)
Other income		-	540		691
Gain on sale of marketable securities		3,454	-	3,454	61,718
Loss on impairment of marketable securities					(8,924)
Interest income	48	316	127	734	27,667
Foreign currency transaction loss					(5)
Interest expense					(174)

Total other income (expenses)	48	3,770	667	4,188	80,973

Net loss	$(55,788)	$(43,076)	$(106,959)	$(89,540)	$(989,220)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	(882)	-	(9)	1,558
Unrealized gains (losses) on securities	3,376	(6,003)	3,315	(86,223)	(22,501)

Other comprehensive loss	3,376	(6,885)	3,315	(86,232)	(20,943)

Comprehensive loss	$(52,412)	$(49,961)	$(103,644)	$(175,772)	$(1,010,163)

Basic loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of shares	14,100,000	14,100,000	14,100,000	14,100,000

The accompanying notes are an integral part of these statements.

Game Plan Holdings, Inc

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception on
	Six Months	Six Months	March 25, 1999
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Operating Activities
Net loss	$(106,959)	$(89,540)	$(989,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,871	4,236	26,383
Gain on sale of marketable securities	-	(3,454)	(61,718)
Loss on impairment of marketable securities	-	-	8,924
Stock based compensation	-	-	305,940
Changes in operating assets and liabilities
Increase in other assets	-	-	(2,300)
Increase in accounts payable and accrued liabilities	39,585	1,781	43,177
Decrease in prepaid expenses	-	500	-
Decrease in related party receivable	4,255	-	2,450

Net cash used in operating activities	(61,248)	(86,477)	(666,364)

Investing activities
Change in other investments	-	1	(2,450)
(Purchases) redemptions of certificates of deposit	-	103,284	-
Purchases of securities	1	(7,500)	(197,140)
Sales of securities	-	10,954	221,874
Purchase of intangible assets	(6,800)	-	(34,985)
Purchase of fixed assets	(1,836)	-	(16,633)

Net cash provided by (used in) investing activities	(8,635)	106,739	(29,334)

Financing activities
Due to related party	283	(3,659)	1,447
Proceeds from sale of common stock	-	-	823,673

Cash provided by (used in) financing activities	283	(3,659)	825,120

Net (decrease) increase in cash	(69,600)	16,603	129,422
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	199,430	142,534	-

Cash, end of period	$129,830	$159,137	$129,830

Supplemental information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

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

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes those listed below may impact the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2011-04 (ASU 2010-04), Fair Value Measurement (Topic 820), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for the fiscal years beginning after December 15, 2011. The Company is currently considering the impact on their financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company is currently considering the impact on their financial position, results of operations and cash flows.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of $989,220 for the period from inception (March 25, 1999) to June 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in “Gain (loss) on sale of marketable securities” on the statements of operations are $0 and $9,079 realized gains for the six months ended June 30, 2011 and 2010, respectively.  The Company did not sell any marketable securities during the six months ended June 30, 2011.  The Company recorded $3,314 and $ (86,232) of other comprehensive income (loss) associated with unrealized (losses) net of tax effect, on these investments during the six months ended June, 2011 and 2010, respectively.

The following is a summary of available-for-sale marketable securities as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(22,501)	$6,709
Total	$29,210	$0	$(22,501)	$6,709

	December 31, 2010
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$29,210	$0	$(25,815)	$3,395
Total	$29,210	$0	$(25,815)	$3,395

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of June 30, 2011 and 2010:

	June 30, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$4,762	$0	$(1,447)	$3,315
Total	$4,762	$0	$(1,447)	$3,315

	June 30, 2010
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$2,529	$(88,000)	$(752)	$(86,223)
Total	$2,529	$(88,000)	$(752)	$(86,223)

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

NOTE 5.                      PROPERTY AND EQUIPMENT

	06/30/11	12/31/10

Computers	$12,713	$10,876
Furniture & Fixtures	3,472	3,472
Software	449	449
Accumulated Depreciation	(8,939)	(7,552)

Property and Equipment, net	$7,695	$7,245

Depreciation and amortization expense was $1,871 for the six months ending June 30, 2011 and $8,535, for the twelve months ending December 31, 2010.  Depreciation and amortization expense was $728 and $2,117 for the three months ended June 30, 2011 and 2010 respectively.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $ 235,981 which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $674,230.  The total valuation allowance is a comparable $235,981.  Details for the last two periods follow:

For the period June 30, 2011 and December 31, 2010	6/30/11	12/31/10
Deferred Tax Asset	235,981	198,545
Valuation Allowance	(235,981)	(198,545)
Current Taxes Payable	0	0
Income Tax Expense	0	0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2010	165,563	2030
2009	162,743	2029
2008	162,631	2028
2007	76,334	2027

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

The fair value of the Company’s assets as of as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements as of June 30, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$6,709	$6,709	$0	$0
Total	$6,709	$6,709	$0	$0

	Fair Value Measurements as of December 31, 2010 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/10	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,395	$3,395	$0	$0
Total	$3,395	$3,395	$0	$0

NOTE 8.                      RELATED PARTY TRANSACTIONS

At June 30, 2011, the Company owed a shareholder/director $1,447 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

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

NOTE 9.                      OPERATING LEASES

The company has a lease for its office rent.  The payment is $2,300 per month through March 30, 2011. A new lease begins on April 1, 2011 and ends on March 31, 2012.  The payment is $2,000 per month for the new lease term.  Rent expense for both the six months ending June 30, 2011 and 2010 was $12,900 and $13,800 respectively. Rent expense for the three months ending June 30, 2011 and 2010 was $6,000 and $6,900 respectively.

The future lease obligations for the Company are:

2011	$12,000
2012	$6,000
$18,000

NOTE 10.                      SUBSEQUENT EVENT

On July 26, 2011 the Company approved the issuance of 200,000 shares of restricted common stock in consideration of $100,000 in legal services.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, include forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

Organizational History

We were incorporated on March 25, 1999. On December 2, 2002, we issued 200,000 shares of common stock to Lawrence Horwitz and Eric Schmidt, the two “Initial Founders” of the Company.  Each of the two Initial Founders received 100,000 shares of common stock in consideration of their initial capital.   We developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground, and thus the business plan was shut down in 2005. The initial issuance of our common stock was exempt from registration under Rule 504 of the Securities Act of 1933, as it involved the sale of founders shares, with a value of substantially less than $1 million.

On December 19, 2007, we increased our number of authorized common stock to 100,000,000 shares of common stock, $.001 par value.  We also authorized and implemented a one hundred and ten for one forward split of its common stock.

On December 31, 2007, together with our shareholders, we entered into a Reorganization Agreement with Game Plan Holdings, a Canadian corporation (“Game Plan Canada”) and its shareholders (the “Game Plan Canada Shareholders”).  Pursuant to the Reorganization Agreement, the final distribution of our common stock was as follows: (a) 8,000,000 shares of common stock to Christina Mabanta-Hazzard; (b) 2,148,000 shares of common stock to Charles Hazzard; (c) 332,000 shares in the names of the various shareholders; and (d) 3,070,000 shares in the names of the Game Plan Canada Shareholders.

During 2008 we raised $387,500 from four accredited investors, all domiciled in the United States. This offering was exempt from registration under Rule 506 of the Securities Act of 1933 as it was exclusively to accredited investors.  In addition, Game Plan Canada raised $121,462 in 2007 exclusively from investors domiciled in Canada. This raise was exempt from the registration under Regulation S of the Securities Act of 1933, as it involved an issuer formed under the laws of Canada, an issuer operating exclusively in the country of Canada and making offers and sales exclusively to individuals residing in Canada. This offering would also comply with Rule 504 of the Securities Act of 1933 as it was for less than $1 million and involved less than 35 non-accredited investors.

Operational History

We own and operate two internet web sites, Hazzsports.com and Totalscout.com. Our website servers and software development activities are conducted by third party vendors off-site.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a site for athletes, sports fans, coaches and friends to network socially and professionally with each other.

In addition, we own and operate Totalscout.com, which provides college baseball coaches an easier and more efficient way to create and request scouting reports on opposing teams.  We have developed an online standardized reporting tool that has proven to significantly reduce the time and effort spent on scouting reports. Presently most scouting reports are generated manually, with little standardization or electronic assistance.  The tool accessible at Totalscout.com has preloaded every college baseball player and every possible scouting attribute into an online database. This database then generates an online standard report, providing a readily recognizable and accessible scouting report.

Plan of Operations

At this time, we do not have plans to purchase any significant equipment or change the number of our employees.  Our plan of operations for the next 12 months is for the Company to diversify our websites with several lines of corresponding products and services.   Our new website Totalscout.com is part of that growth of our business in our efforts to offer our members new and updated services.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Results of Operations for the Quarter Ended June 30, 2011

Our revenues from March 25, 1999 (year of inception) to June 30, 2011 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount of $55,836 for the quarter ended June 30, 2011 as compared to $46,846 for the quarter ended June 30, 2010 (an increase of $8,990).  The increase can be attributed to an increase in our computer and website expenses and professional fees.

These operating expenses consisted of general and administrative expenses in the amount of $12,878 (2010: $28,593), computer and website expenses in the amount of $7,046 (2010: $6,253); professional fees in the amount of $26,912 (2010: $0), and officer wages in the amount of $9,000 (2010: $12,000).  We anticipate our operating expenses will increase as we undertake our plan of operations.  We also anticipate that our ongoing operating expenses will increase now that we are a reporting company under the Securities Exchange Act of 1934.

Our net loss for the quarter ended June 30, 2011 was approximately $55,788 as compared to our net loss of $43,076 for the quarter ended June 30, 2011.  During the quarters ended June 30, 2011 and 2010 we generated no revenue.

The weighted average number of shares outstanding was 14,100,000 at June 30, 2011 and June 30, 2010 respectively.

Liquidity and Capital Resources

As of June 30, 2011 we had cash of $129,830, as compared to $199,430 as of December 31, 2010.  As of June 30, 2011 we had working capital of $91,915, as compared to $202,324 as of December 31, 2010.

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

We anticipate that as our website development and associated marketing plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our becoming a public company will be an additional expense for the calendar year 2011 and that a similar amount of increased public company expenditures will be incurred for the calendar year 2011.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were  effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 and Material Weaknesses found in our Annual Report on Form 10-K for Year Ended December 31, 2010

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2010 and our Quarterly Report for the Quarter ended March 31, 2011, we have taken the following additional steps:

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

For the quarter ended June 30, 2011, there have been no sales of unregistered equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On July 26, 2011 the Board of Directors approved the issuance of 200,000 shares of restricted common stock in consideration of $100,000 in legal services to Horwitz, Cron & Armstrong, LLP.  The 200,000 shares of restricted common stock issued to Horwitz, Cron & Armstrong, LLP is exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, including Regulation D promulgated there under, based on the aforementioned knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of such securities.

Item 6.	Exhibits.

Number	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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