Form 10-Q
period 2011-09-30
Game Plan Holdings, Inc.
filed 2011-11-14
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

GAME PLAN HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	333-160730	20-0209899
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

1712 Ravanusa Drive, Henderson, NV 89052
 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (702) 951-1385

           N/A
 (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes x    No o

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common Stock	15,000,000	November 10, 2011

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Statements of Operations for the three and nine month periods ending September 30, 2011 and 2010 and the period from inception (March 25, 1999) through September 30, 2011 (unaudited)	2

	Statements of Cash Flows for the nine month periods ending September 30, 2011 and 2010 and the period from inception (March 25, 1999) through September 30, 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

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

ii

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$91,528	$199,430
Marketable securities	4,226	3,395
Prepaid expenses	153,054	-
Related party receivable	-	4,255

Total current assets	248,808	207,080

Property and equipment, net	6,929	7,245

Intangible assets
Website, net	17,540	11,225

Other assets
Security deposit	2,300	2,300

Total assets	$275,577	$227,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to a related party	$128	$1,164
Accounts payable and accrued liabilities	7,367	3,592

Total current liabilities	7,495	4,756

Stockholders' equity

Common stock, authorized 100,000,000 shares, par value $0.001, 14,300,000 and 14,100,000 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14,300	14,100

Additional paid-in capital	1,258,473	1,115,513

Subscriptions payable	74,000	-

Accumulated other comprehensive loss	(23,427)	(24,258)

Deficit accumulated during the development stage	(1,055,264)	(882,261)

Total stockholders' equity	268,082	223,094

Total liabilities and stockholders' equity	$275,577	$227,850

The accompanying notes are an integral part of these condensed statements.

Game Plan Holdings, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From inception
	Three Months	Three Months	Nine Months	Nine Months	(March 25, 1999)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$6,608

Operating expenses
General and administrative	12,630	14,792	34,399	57,103	451,547
Computer and website expenses	7,230	4,521	21,417	17,552	97,659
Professional fees	37,245	9,960	89,887	24,345	114,232
Officers wages	9,000	11,000	28,000	35,000	479,440

Total operating expenses	66,105	40,273	173,703	134,000	1,142,878

Other income (expenses)
Other income	13	-	553	-	704
Gain on sale of marketable securities	-	-	-	9,079	61,718
Loss on impairment of marketable securities			-		(8,924)
Interest income	48	187	147	921	27,687
Foreign currency transaction loss	-	-	-	-	(5)
Interest expense	-	-	-	-	(174)

Total other income (expenses)	61	187	700	10,000	81,006

Net loss	$(66,044)	$(40,086)	$(173,003)	$(124,000)	$(1,055,264)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	470	-	470	1,558
Unrealized gains (losses) on securities	(2,483)	(28,229)	831	(114,454)	(24,985)

Other comprehensive income (loss)	(2,483)	(27,759)	831	(113,984)	(23,427)

Comprehensive loss	$(68,527)	$(67,845)	$(172,172)	$(237,984)	$(1,078,691)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	14,264,444	14,100,000	14,264,444	14,100,000

The accompanying notes are an integral part of these condensed statements.

Game Plan Holdings, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception on
	Nine Months	Nine Months	March 25, 1999
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash flows from operating activities:

Net loss	$(173,003)	$(124,000)	$(1,055,264)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,637	6,396	27,149
Gain on sale of marketable securities	-	(9,079)	(61,718)
Loss on impairment of marketable securities	-	-	8,924
Issuance of common stock- services	28,223		334,163
Changes in operating assets and liabilities
Increase in other assets	-	-	(2,300)
Increase in accounts payable and accrued liabilities	39,658	128	43,250
Increase in prepaid expenses	-	500	-
Decrease in related party receivable	4,255	-	2,450

Net cash used in operating activities	(98,230)	(126,055)	(703,346)

Cash flows from investing activities:
Change in other investments	-	(52)	(2,450)
(Purchases) redemptions of certificates of deposit	-	103,166	-
Purchases of securities	-	(7,916)	(197,141)
Sales of securities	-	10,954	221,874
Purchase of intangible assets	(6,800)	(5,370)	(34,985)
Purchase of fixed assets	(1,836)	-	(16,633)

Net cash provided by (used in) investing activities	(8,636)	100,782	(29,335)

Cash flows from financing activities:
Due to related party	(1,036)	(2,258)	128
Proceeds from sale of common stock	-	-	823,673

Cash provided by (used in) financing activities	(1,036)	(2,258)	823,801

Net (decrease) increase in cash	(107,902)	(27,531)	91,120
Effect of foreign currency translation adjustment	-	470	408
Cash, beginning of period	199,430	142,534	-

Cash, end of period	$91,528	$115,473	$91,528

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$139

Non- cash investing and financing activities:
Shares issued in settlement of accounts payable	$35,883	$-	$35,883
Shares issued for prepaid legal fees	$25,894	$-	$25,894
Shares issued for prepaid consulting fees	$127,160	$-	$127,160

The accompanying notes are an integral part of these condensed statements.

Game Plan Holdings, Inc.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.                      ORGANIZATION AND BUSINESS OF COMPANY

These unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010, results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month period ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 300,000 and 0, respectively.

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Reclassification

The Company reclassified $9,960 and $24,345 of general and administrative expense for the three and nine month periods ending September 30, 2010, respectively, in the statement of operations and comprehensive income to conform to the current period presentation.  As a result of the change, general and administrative expense is $14,792 and $57,103 and professional fees are $9,960 and $24,345 for the three and nine month period ending September 30, 2010, respectively.  Net loss did not change for the periods reclassified.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2011-09 and believes those listed below may impact the Company’s financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying condensed financial statements, the Company has incurred a net loss of $1,055,264 for the period from inception (March 25, 1999) to September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.                      MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.  During 2010, the Company did record an impairment charge of $8,924 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Gain on sale of marketable securities” on the statements of operations are $0 and $9,079 realized gains for the nine months ended September 30, 2011 and 2010, respectively.  The Company did not sell any marketable securities during the nine months ended September 30, 2011.  The Company recorded $831 and ($114,454) of other comprehensive income (loss) associated with unrealized (losses), net of tax effect, on these investments during the nine months ended September, 2011 and 2010, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2011 and December 31, 2010:

	September 30, 2011

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$29,210	$0	$(24,984)	$4,226

Total	$29,210	$0	$(24,984)	$4,226

	December 31, 2010

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$29,210	$0	$(25,815)	$3,395

Total	$29,210	$0	$(25,815)	$3,395

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2011 and 2010:

	September 30, 2011

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$3,376	$0	$(2,545)	$831

Total	$3,376	$0	$(2,545)	$831

	September 30, 2010

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$5,821	$(4,875)	$(115,200)	$(114,454)

Total	$5,821	$(4,875)	$(115,200)	$(114,454)

NOTE 5.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of the Company’s assets as of September 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements as of September 30, 2011 Using:

	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

	9/30/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,226	$4,226	$0	$0

Total	$4,226	$4,226	$0	$0

	Fair Value Measurements as of December 31, 2010 Using:

	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

	12/31/10	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,395	$3,395	$0	$0

Total	$3,395	$3,395	$0	$0

NOTE 6.                      RELATED PARTY TRANSACTIONS

At September 30, 2011, the Company owed a shareholder/director $128 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

At December 31, 2010, the Company had a related party receivable of $4,255 for a loan to a relative of one of the shareholders.  This related party receivable was collected by the Company during the nine months ended September 30, 2011.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.                      STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2011 and December 31, 2010:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 14,300,000 and 14,100,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.

On July 26, 2011, the Company issued 200,000 shares of restricted common stock for services valued at $90,000 ($0.45 per share).  Of the $90,000 in services, $25,894 and $35,883 are for prepaid and accrued services received, respectively.

On September 22, 2011, the Company recorded a subscription payable for prepaid services valued at $74,000.  In October 2011, 200,000 shares were issued in satisfaction of the subscription payable ($0.37 per share).

On September 22, 2011, the Company issued 300,000 warrants for services valued at $53,160.  Each warrant is convertible into one share of common stock at an exercise price of $0.45.  All warrants are fully vested and are exercisable at any time up to and including January 1, 2015.  As of September 30, 2011, no warrants have been exercised.  The fair value of these warrants was estimated at the grant date using Black-Scholes Option Pricing Model with current value of the stock at $0.37; dividend yield of 0%; risk- free interest rate of 0.34% (3 year Treasury Note rate at the issue date); volatility rate of 78.94%; and expiration date of 3.25 years.

NOTE 8.                      OPERATING LEASES

The company has a lease for its office rent.  The payment is $2,300 per month through March 30, 2011. A new lease began on April 1, 2011 and ends on March 31, 2012.  The payment is $2,000 per month for the new lease term.  Rent expense for both the six months ending September 30, 2011 and 2010 was $18,900 and $20,700 respectively. Rent expense for the three months ending September 30, 2011 and 2010 was $6,000 and $6,900 respectively.

The future lease obligations for the Company are:

2011	$6,000
2012	$6,000
$12,000

NOTE 9.                      SUBSEQUENT EVENT

On September 13, 2011, the Company and Vantage Assets Holdings, Ltd. entered into an asset purchase agreement for the acquisition of all right, title, and interest in the www.checkinsave.com website (“Website”) and the associated business plan and intellectual property (the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, subject to closing conditions as defined, the Company shall issue 500,000 shares of restricted common stock of the Company upon launch of the Website; 500,000 shares of restricted common stock of the Company upon achievement of certain performance criteria as defined in the Asset Purchase Agreement, and 500,000 shares of restricted common stock of the Company and 10% of the consideration paid if the Company successfully completes a sale of the Website within three years of the executions of the Asset Purchase Agreement.

On October 21, 2011, the Company closed the asset purchase and issued 500,000 shares of restricted common stock of the Company to Vantage Assets Holdings, Ltd pursuant to the Asset Purchase Agreement.  The shares issued were valued at $ 210,000 ($0.42 per share).

In addition, on October 21, 2011 the Company issued 200,000 shares of restricted common stock in satisfaction of the common stock payable to Mundial Financial Group, LLC.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, include forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

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

During 2008 we raised $387,500 from four accredited investors, all domiciled in the United States. This offering was exempt from registration under Rule 506 of the Securities Act of 1933 as it was exclusively to accredited investors.  In addition, Game Plan Canada raised $121,462 in 2007 exclusively from investors domiciled in Canada. This financial raise was exempt from the registration under Regulation S of the Securities Act of 1933, as it involved an issuer formed under the laws of Canada, an issuer operating exclusively in the country of Canada and making offers and sales exclusively to individuals residing in Canada. This offering would also comply with Rule 504 of the Securities Act of 1933 as it was for less than $1 million and involved less than 35 non-accredited investors.

On September 13, 2011, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, we will acquire the website www.checkinsave.com (“CheckinSave”), a social networking website whereby users check in to locations via a mobile application or using the website and accrue points for their check-ins as well as check-ins of their connections through the site that can be redeemed for coupons for discounts and deals at various registered venues. In connection with the acquisition of CheckinSave, we entered into consulting agreements with CheckinSave founders Jordan Brill and Matthew Housser to assist with the continued development, launch and marketing of the CheckinSave website and concept. The site launched on September 15, 2011. We did not issue the stock in connection with the Asset Purchase Agreement until October 21, 2011, which is when the acquisition closed.

Operational History

We own and operate three internet web sites, Hazzsports.com, Totalscout.com and CheckinSave.com. Our website servers and software development activities are conducted by third party vendors off-site.

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

Our most recent addition, CheckinSave.com, is a social networking website whereby users check in at locations such as restaurants, bars or theaters via our website and accrue points for their check-ins. In addition, when “friends” the users are connected to on the website check-in to locations, the user accrues points. These points are then redeemable for coupons and discounts at various registered venues. The site is currently available to users in Vancouver, British Columbia and Las Vegas, Nevada. We plan to expand to several other metropolitan cities in North America.

Plan of Operations

At this time, we do not have plans to purchase any significant equipment or change the number of our employees.  Our plan of operations for the next 12 months is for the Company to diversify our websites with several lines of corresponding products and services.   Our new website CheckinSave.com is part of the growth of our business in our efforts to offer our members new and updated services.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Results of Operations for the Quarter Ended September 30, 2011

Our revenues from March 25, 1999 (year of inception) to September 30, 2011 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount $66,105 for the quarter ended September 30, 2011 as compared to $40,273 for the quarter ended September 30, 2010 (an increase of $25,832).  The increase can be attributed to an increase in our computer and website expenses and professional fees.

These operating expenses consisted of general and administrative expenses in the amount of $12,630 (2010: $14,792), computer and website expenses in the amount of $7,230 (2010: $4,521); professional fees in the amount of $37,245 (2010: $9,960), and officer wages in the amount of $9,000 (2010: $11,000).

Our net loss for the quarter ended September 30, 2011 was approximately $66,044 as compared to our net loss of $40,086 for the quarter ended September 30, 2010.  During the quarters ended September 30, 2011 and 2010 we generated no revenue.

For the nine months ended September 30, 2011, we incurred operating expenses in the amount of $173,703 as compared to $134,000 for the nine months ended September 30, 2010 (an increase of $39,703). The increase can be attributed to an increase in our computer and website expenses and professional fees.

These operating expenses consisted of general and administrative expenses in the amount of $34,399 (2010: $57,103), computer and website expenses in the amount of $21,417 (2010: $17,552), professional fees in the amount of $89,887 (2010: $24,345), and officer wages in the amount of $28,000 (2010: $35,000). We anticipate our operating expenses will increase as we undertake our plan of operations.  We also anticipate that our ongoing operating expenses will increase now that we are a reporting company under the Securities Exchange Act of 1934.

Our net loss for the nine months ended September 30, 2011 was approximately $173,003 as compared to our net loss of $124,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010 we generated no revenue.

The weighted average number of shares outstanding was 14,264,444 and 14,100,000 at September 30, 2011 and September 30, 2010 respectively.

Liquidity and Capital Resources

As of September 30, 2011 we had cash of $91,528, as compared to $199,430 as of December 31, 2010.  As of September 30, 2011 we had working capital of $241,313, as compared to $202,324 as of December 31, 2010.

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

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011 and Material Weaknesses found in our Annual Report on Form 10-K for Year Ended December 31, 2010

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2010 and our Quarterly Report for the Quarter ended June 30, 2011, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended September 30, 2011, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to remediate these weaknesses, the weaknesses will not be considered remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

On July 26, 2011, the Company issued 200,000 shares of restricted common stock for services valued at $90,000 ($0.45 per share).  Of the $90,000 in services, $25,894 and $35,883 are for prepaid and accrued services received, respectively.

Subsequently, pursuant to the Asset Purchase Agreement with Vantage Assets Holdings, Inc. and the Financial Advisory and Investment Banking Services Agreement with Mundial Financial Group, LLC, on October 21, 2011, we issued 500,000 shares of restricted common stock and 200,000 shares of restricted common stock, respectively. These issuances are exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On September 22, 2011, we entered into a non-exclusive financial advisory and investment banking services agreement with Mundial Financial Group, LLC (the “Mundial Agreement”). Pursuant to the Mundial Agreement, Mundial Financial Group will identify potential equity financing partners and advise on opportunities for sale or merger of the Company. In consideration for the Mundial Agreement, we issued 200,000 shares of restricted common stock. Such issuance did not take place until October 21, 2011.

In connection with the Asset Purchase Agreement with Vantage Assets Holdings, Inc., we issued 500,000 shares of restricted common stock to Vantage Assets Holdings, Inc. on October 21, 2011 in consideration for the asset acquisition as determined in the Asset Purchase Agreement.

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

GAME PLAN HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer and President

Date: November 14, 2011	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer