Form 10-K
period 2011-12-31
Game Plan Holdings, Inc.
filed 2012-03-30
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  001-34359

GAME PLAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0209899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1712 Ravanusa Drive, Henderson, NV 89052
(Address of principal executive offices)

(702) 951-1385
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of exchange on which registered
Common Stock	None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [_] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [_] Yes    [X] No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [_]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer[_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock on March 31, 2012, cannot be determined as of this time because there is no quotation of the stock as of the aforementioned date.

As of March 30, 2012, 15,050,000 shares of common stock were issued and outstanding.

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
FOR THE YEAR ENDED DECEMBER 31, 2011

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan, our ability to raise sufficient capital as needed, our ability to successfully transact business, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this 10-K report in its entirety, including the risks described in "Risk Factors."  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this 10-K report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless otherwise noted, references to “Game Plan,” “GPH,” the “Company,” “GP,” “we,” “our” or “us” means Game Plan Holdings, Inc., a Nevada corporation.

ii

PART I
Item 1.  Business

In General

Game Plan Holdings, Inc., a Nevada corporation, doing business as Hazzsports.com, Totalscout.com, and CheckinSave.com (the “Company”), owns and operates three social networking websites, www.hazzsports.com, www.totalscout.com, and www.checkinsave.com.

The Company maintains approximately 1000 square feet at 1712 Ravanusa Drive in Henderson, Nevada as our executive office space. The office space is located in a residential home, which is owned by Fauscom Investment Ltd., a shareholder of the Company.  Concepcion Mabanta, the mother of Christina Mabanta-Hazzard, is the sole shareholder of Fauscom Investment, Ltd.  On April 1, 2011, the Company entered into a new lease with Fauscom Investment Ltd, which began on April 1, 2011 and will terminate on March 31, 2012, under which the Company will lease the same executive office space for $2,000 per month on the same terms and conditions as the previous lease. As of April 1, 2012, the Company will enter a new lease with Fauscom Investment Ltd. for a term of six months to lease the same executive office space for $2,000 per month on the same terms and conditions as the previous lease.

The Company’s website servers and software development activities are conducted by third party vendors off-site.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a free area on the web for athletes, sports fans, coaches, and friends to network socially and professionally with each other.  In addition, the Company owns and operates Totalscout.com, which is also a social networking website which provides college baseball coaches with a way to create scouting reports and request scouting reports on opposing teams. Finally, the Company owns and operates CheckinSave.com, an online and mobile social networking site where users can “check in” at restaurants, bars, and other venues and accrue points for their check-ins, as well as those of their friends, to be used toward discounts and special offers.

The Company has a limited operating history, thus there is little information upon which to base an evaluation of its business and prospects. The Company lacks any meaningful financial history against which a potential investor can judge our performance or that, if known, would be of assistance in evaluating our business prospects or the merits of investing in the Company.  The Company competes against several competitors, many of which are larger, have greater financial resources and better access to capital markets than the Company.

The Company’s plan of operations is to attract advertisers and thus grow its websites, Hazzsports.com, Totalscout.com, and Checkinave.com, which will allow us to diversify the websites to include additional services and products.

Business Development

During the fourth quarter of 2007, Game Plan Canada provided the Company with $329,970 to assist with our website development and other expenses. The Company executed the Reorganization Agreement with Game Plan Canada and its shareholders on December 31, 2007 (the “Reorganization Agreement”) and Amendment One to the Reorganization Agreement on July 11, 2008 (the “Amendment”).

Pursuant to the Reorganization Agreement and Amendment, the final distribution was 8,000,000 shares of common stock in the name of Christina Mabanta-Hazzard, 2,148,000 shares of common stock in the name of Charles Hazzard, 332,000 shares in the names of the various Shareholders of the Company, and 3,070,000 shares in the names of the Game Plan Canada Shareholders.

Mr. Charles Hazzard received a total of 2,148,000 shares however he gifted 103,000 shares and has transferred 45,000 of his shares to individuals for services rendered to the Company.

Prior to the Reorganization Agreement and Amendment, Concepcion Mabanta, mother to Christina Mabanta-Hazzard, was the sole officer and director of Game Plan Canada.  Ms. Mabanta-Hazzard was a majority shareholder of the Company, however she did not act as an officer or director of Game Plan Canada at any time.  In addition, Mr. Hazzard was not an officer, director or a shareholder of Game Plan Canada at any time.

On September 13, 2011, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, the Company acquired the website www.checkinsave.com (“CheckinSave”), a social networking website where users check-in to locations via a mobile application or using the website, and accrue points for their check-ins as well as check-ins of their connections through the site.  The points can be redeemed for discount coupons and deals at various registered venues. The site launched on September 15, 2011.

For the years of 2008, 2009, 2010, and 2011, the Company focused upon the development and improvement of our websites: Hazzsports.com, TotalScout.com, and CheckinSave.com.  These efforts include expanded website functionality, improved ease of use, increased traffic and search engine positioning, and advanced website metrics to provide improved measurement of website performance.  The Company believes these activities will improve website traffic thereby increasing the probability the Company will attract advertising revenue for its websites.  While there is no assurance, based upon initial improved traffic, the Company believes it will commence generating limited advertising revenue during the second or third quarter of 2012.  The Company anticipates these revenues will initially be no more than $1,000 per month.

Industry Background

Online Social Networking

Online social networking is rapidly growing and evolving to include a broad spectrum of websites and online services.  From a category that attracted a relatively small number of users a few years ago, social networking websites now attract millions of users worldwide.  The popularity of such social networking websites is because people have an innate desire to connect with others, be part of a community, express themselves, and maintain personal relationships.  Generally, relationships are based on similar affiliations which are related to shared experiences such as family, school, hobbies, or the workplace. People seek to nurture these relationships as well as other affiliations, such as those based on common interests, hobbies, and trends.

The Internet has helped bridge boundaries as a new communication platform. Email was an early means by which people communicated on the Internet.  However, email by itself does not connect people with common interests and backgrounds.  Online social networking websites were developed to facilitate the social interaction of large numbers of individuals and are becoming increasingly popular for socializing with friends, family, and colleagues. Widespread adoption of broadband Internet access, digital photography, and online video has also served as a catalyst for growth in online social networking, facilitating the sharing of content over the Internet.

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

Many social networking websites also face challenges in attracting, retaining, and monetizing online audiences. While there is a wide range of online social networking websites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences.  Scale in a social network is required to create a "network effect," where members of the network benefit from the presence of other members, potentially accelerating growth in user activity and website visits. In addition, only a limited number of social networking websites has demonstrated that users are willing to pay for online social networking services.

Competition

The market for the Company’s websites is competitive, and the Company expects competition to significantly increase in the future.  The Company maintains three separate websites, which focus upon three very different market segments.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a free area on the web for athletes, sports fans, coaches, and friends to network socially and professionally with each other.   It further provides a location on the internet for college coaches and high school athletes to connect and interact.   Competitors of the Hazzsports.com website include websites focused upon young athletes and team sports, such as www.berecruited.com and www.sportsvite.com.

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

Sportsvite.com promotes itself as a tool for organizing sports teams and related events such as practices and games.  Sportsvite.com is owned by a private company by the name of 212Media, Inc. focused upon launching portfolio companies across sports social media, on-demand programming and publishing. These companies include Saavn, a movie production and distribution company specializing in Bollywood (films made in India), Snakblox, an online gaming and sports content website and Speakaboos, a website providing content and activities for small children.  Because Sportsvite.com is a private company it is difficult to gauge its financial status, but its multiple websites would appear to have a competitive advantage over the Company’s Hazzsports.com website as they provide complementary content and traffic between the various websites.

Berecruited.com and Sportsvite.com demonstrate that the barriers to entry for potential competitors of Hazzsports.com are not substantial.   The Company anticipates a number of other software developers will launch websites which compete directly or indirectly with Hazzsports.com. While our approach is to provide a broad electronic community for sports and athletic enthusiasts, we do anticipate that other better financed companies will launch websites competitive with Hazzsports.com and if the Company’s management does not continue to provide desirable content and services to this community, the Company’s business operations maybe severely adversely affected.

Totalscout.com caters to a very different marketplace relative to Hazzsports.com. Totalscout.com is an online tool utilized exclusively by collegiate coaching staffs to standardize and electronically organize the process of generating scouting reports and then sharing them with other teams.  The Company initially launched the website only among college baseball teams, but anticipates expanding the website to collegiate softball teams in the near future.  If successful, the Company will continue to examine opportunities in other sports.  The Company has been unable to identify a company providing services identical to Totalscout.com, however companies such as www.perfectgame.org and www.rivals.com compete with certain aspects of Totalscout.com’s business plan.

Perfectgame.org provides a subscription based service, over the internet, providing scouting reports on high school prospects that may be of interest to college coaches.  These scouting reports are generated primarily at showcase tournaments organized by Perfectgame.org.   While Perfectgame.org does not provide an electronic tool similar to the process deployed at Totalscout.com, Perfectgame.org is an example of a website providing a scouting service, utilized by college coaches, for which college coaches pay a subscription fee.   The Company believes sites such as Perfectgame.org will eventually be viewed by the marketplace as a useful place for collegiate coaches and their staffs to gather and review information.   Perfectgame.org is owned by Perfect Game USA, Inc. a well-established private company with scouting operations throughout the United States.  Perfectgame.org’s market placement and extensive presence throughout the United States suggests that its resources and experience are superior to our early stage internet deployment and that as a result, if Perfectgame.org were to create tools competitive with Totalscout.com, this would create a serious competitor in the marketplace.

The Company’s newest addition, CheckinSave.com, is a website that fuses users’ desire to network socially online with their interest in receiving coupons and daily deals to their favorite hangouts.  CheckinSave.com allows its users to accrue points by “checking in” at registered venues and when their friends “check in” to the same venues.  Accrued points can then be redeemed for coupons or deals on food, retail, and entertainment in any of the website’s supported cities.  There are many websites offering discounts and daily deals, but the biggest competition comes from www.foursquare.com.

Foursquare.com is a very popular social networking site through which more than 15 million users can check in to various businesses and receive “badges” and other forms of notoriety for multiple check-ins at the same location, as well as discounts at businesses for checking in.  Although foursquare.com provides similar check in tools and deals, CheckinSave.com has the ability to offer additional points for referrals through users’ social networks, which is a unique feature of CheckinSave.com.  Still, foursquare.com has extensive market placement throughout the world, which suggests that its resources and experience are superior to the Company’s early stage website deployment, and as a result, foursquare.com will be a serious competitor in the marketplace.

Our Strategy

The Company’s overall objective is to continue to grow its position in the online social networking venue with the following key elements of our business plan:

The Company intends to continue to increase and improve its services through its websites where:

●
The Company will provide new online communities with a free area on the web for athletes, sports fans, coaches, and friends to network socially and professionally with each other where members will be able to showcase their talents and abilities to coaches and scouts.

●
The Company intends to enhance the functionality of our websites to provide our members with an easier and more entertaining way to interact and share a wider variety of content.  This will be an ongoing process which has already commenced and will continue for the foreseeable future.

●
The Company also plans to setup strategic partnerships with companies that have already established themselves in the 15-35 age market. These partnerships may include sporting event sponsorships and/or sports educational programs at the high school or college level. We anticipate that we will begin approaching potential strategic partners during the second and third quarters of 2012.

●	The Company intends to continue to grow the number of registered venues on our CheckinSave.com website, thereby providing more options and attracting more users to the site.

The Company plans to continue to increase awareness of our websites in order to expand its membership base.

●	The Company intends to improve the registration process on its websites, with the goal of making registration user-friendly and effective.
●
The Company intends on sending out professional photographers to local sporting events. These photographers will be taking pictures and handing out cards to the athletes and their parents so that they can download the pictures for a fee from Hazzsports.com.   The Company has begun test marketing this process and intends to continue for the foreseeable future.

●	The Company intends to go door-to-door to businesses in our target cities to add more registered venues to the CheckinSave.com website

The Company intends to increase both subscription and advertising revenues by enhancing the value of its services to members as well as to advertisers.

●
The Company believes its strategy of enhancing member experience and engagement on its websites will increase the frequency of visits and the time spent on our websites. The Company intends to capitalize on this opportunity and increase its advertising revenues by working with brand advertisers seeking to reach relevant online consumers.

●
The Company intends in the future to develop additional sophisticated methods for designing advertising campaigns for its members that are specifically tailored to an individual's personal interests, purchasing behavior, and demographic profile.

The Company intends to pursue strategic acquisitions and expansion opportunities.

●
The Company intends to actively identify and assess a variety of strategic businesses, services, and technologies that the Company believes may provide us with the opportunity to leverage our assets and core competencies, expand its geographic reach, or that complement our existing businesses. The Company has commenced this process, but has not yet identified any viable acquisition candidates.

●	The Company plans to continue to evaluate opportunities to expand upon our business plan.

Our Services

Hazzsports.com

Below are the following current and future lines of business of Hazzsports.com:

Hazzssports.com Website

Hazzsports.com has been operational for 3 years and has a total user base of roughly 7,000 members.  However, since December of 2009, Hazzsports.com has gained more than 2,000 members.  The Company believes this spike in membership is a result of a new version launch in December of 2009.  Since the Company does not have any current revenues for this website the Company is planning an even more radical change to boost membership.  The Company is currently planning to steer Hazzsports.com toward a video based instructional website for athletes looking to improve their abilities.  For the past month the Company has been in the development stage for this enhancement and anticipates commencing computer programming in July of this year.  Upon completion, users will view instructional videos free of charge but they will be prompted to purchase a subscription if they want our staff at Hazzsports.com to evaluate videos they upload.

To access the free membership service, Hazzsports.com visitors will be invited to join as members and complete a brief membership form. The member must have a valid email address, provide a password and create a username.  There will be no additional fees for a full membership.  Members can then elect to build their profile and provide information about their personal interests, post photos and videos, and post blogs.

Members have free access to the following features:

●	Members can use our search feature to locate individuals who are also members in our member database.
●	Members can post information about themselves, including personal profiles, biography information, and photos.
●	Members can view other members' posted information, including personal profiles, biography information, and photo albums.
●	Members have access to, and can read messages posted on our message boards.
●	Members can communicate using the Instant Message and Chat Room features.
●	Members can get up-to-the-minute sports news, scores, and player statistics.
●	Members can schedule events and tournaments on their own personal calendar.
●	Members can play over 400 free arcade games.

Email Marketing

Popular networks, such as Facebook and MySpace, have subscriber volumes measuring in the hundreds of millions. To target members from the aforementioned popular networks, the Company’s campaign includes setting up awareness profiles on Facebook and MySpace to promote and educate the general public in regards to our site. These awareness profiles will function as informational flyers on the Internet.  This type of initial marketing strategy is free and can be used to interact with our target market.

Photo Events

Hazzsports.com is currently in the Beta testing phase of our Photo Events Application.  The Company will be sponsoring key sporting events where the Company will have professional photographers taking pictures of the athletes at the events. This application will allow our members to view, download, or purchase photos of themselves that one of our photographers has taken during the course of the event. Members will be able to download their photos for free with the Hazzsports.com watermark on the photo.  If members wish to have the watermark removed, or if they would like prints sent to them, they will be prompted to pay for those services.

Affiliate Programs

Hazzsports.com will offer itself as an affiliate to strategic partners.  The Company is currently reviewing a proposal from sporting goods retailers looking to sell their products through Hazzsports.com.  In return for providing a space on Hazzsports.com for these retailers to sell their products, the Company will in turn receive a percentage of each sale.

The Company has financed its business plan with funds provided by management, as well as outside capital.  The Company’s strategy is to focus on activities that generate cash flow in the short term to cover present operating expenses, to develop contacts, and alliances and to fund future projects.

The Company has recruited or is in the process of recruiting senior level executive talent to expand contacts, manage assets, and increase our ability to raise funds.

Totalscout.com

Below are the following current and future lines of business of Totalscout.com.

Online Scouting Reports

Totalscout.com was launched in February of 2010 and currently has 145 NCAA Division 1 Universities signed up.  A number of these schools are among the most successful college programs in the county, including: the University of Arizona, Pepperdine University, Cal State Fullerton, Tulane, Auburn, Mississippi State, Cal Berkeley, and TCU.  During the 2010 season we provided coaches with access free of charge to demonstrate the benefits of utilizing our system.  Although the Company has not generated any revenue to date for Totalscout.com, we intend to generate revenue through advertising in the future.  The Company believes once major programs sign onto the system, there will be increasing pressure upon other colleges to utilize our system as well.  The Company also intends to launch a version of Totalscout.com in the future for women’s college softball programs.  The Company intends to use much of the same format and business plan as presently used for the baseball tool.

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

Expansion

The Company would like to expand the website’s scope so that is not only used by college baseball coaches, but would also be used by high school baseball coaches and collegiate softball.

CheckinSave.com

Below is a description of current and future services for CheckinSave.com.

Mobile Check-Ins

Users can check in to registered venues and the check-in will automatically be blasted out to users’ friends through various social media sites when users link accounts such as Facebook, Twitter, and Foursquare. Users receive 10 points each time they check in at a registered venue and 20 points each time a friend checks in to that location through the user’s social media referral. Users can then redeem accrued points for various discounts and deals offered by any of venue registered with CheckinSave.com.

Advertising Sales

In the future, the Company is planning that a portion of its revenue from our social networking services will be derived from advertising fees.  Such fees will be generated from the display of third-party registration offers at the end of our account registration process and other display advertisements referring members to third-party websites or services. The Company plans that the advertising on our websites will include text and graphic placements on the member home page and profile pages.  The Company plans on attracting a wide range of advertisers to its websites, and to engage in a variety of promotions and integrated offerings with advertisers.

Marketing

The Company’s primary marketing efforts have been focused on attracting new members via a word of mouth campaign. However, the Company also plans to engage in a variety of other marketing activities which will include online search initiatives, sponsorships and, from time to time, radio, television, and print advertising. To drive more potential members to our websites without incurring additional costs, the Company is planning on implementing and evaluating additional methods to increase the probability that our websites will be represented in the search results of online search engines. In addition, we are evaluating a number of methods to enhance the network effect of our services to encourage members to invite friends and family to join our websites. The Company intends to continue to evaluate and engage in a variety of marketing channels to cost effectively acquire new members and promote its brands.

Government Regulations

The Company is subject to state, federal, and international laws and regulations applicable to online commerce, including user privacy policies, product pricing policies, website content, and general consumer protection laws. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, result in liabilities for us, restrict our operations or otherwise cause our business to suffer. The Company’s failure, or the failure of its business partners, to accurately anticipate the application of these laws and regulations, or to comply with such laws and regulations, could create liability for the Company, result in adverse publicity and negatively affect our businesses.

Privacy, Data, and Consumer Protection

The FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use, and dissemination of personal information and the presentation of website content. These regulations include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of certain types of information and provide users with the ability to access, correct, and delete some of their personal information stored by us. These regulations also include enforcement and redress provisions. The specific limitations imposed by these regulations are subject to interpretation by courts and other governmental authorities. In addition, the FTC has conducted investigations into the privacy practices of companies that collect personal user information over the Internet and the use and disclosure of that information. The Company may become subject to the FTC's regulatory and enforcement efforts with respect to current or future regulations, or those of other governmental bodies, which may adversely affect our ability to collect demographic and personal information from members and our ability to use this information in our communications to members, which could adversely affect our marketing efforts. The Company believes that its information collection and disclosure policies comply with existing laws, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. In addition, in the European Union member states and other foreign countries, data protection is even more highly regulated and rigidly enforced. To the extent the Company further expands its business into these countries, the Company expects compliance with these regulations will be more burdensome and costly for the Company.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending messages and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. At this time, the Company is applying the CAN-SPAM Act requirements to email communications, and believes the email practices comply with the requirements of the CAN-SPAM Act.

The Digital Millennium Copyright Act of 1998, or DMCA, among other things, creates limitations on the liability of online service providers for copyright infringement when users of a service post materials that infringe the copyrights of third-parties, as long as the service provider complies with the statutory requirements of the act (including taking down or blocking infringing material). The DMCA, however, does not eliminate potential service provider liability completely. To the extent the Company is held liable for content posted by its users, the DMCA notwithstanding, it could be potentially costly and harm the Company’s reputation or otherwise affect the growth of the business.

The Communications Decency Act of 1996, or CDA, regulates content of material on the Internet, and provides immunity to providers of interactive computer services for claims based on content posted by third-parties. The CDA and the case law interpreting it provide that an interactive computer service provider is immune from liability for obscene, defamatory, or other illegal content posted by users of its service unless such service provider engages in activities whereby it may be deemed itself to have been involved in creating or developing the content. If the Company is held liable for content posted by its users it could be potentially costly and harm the Company’s reputation or otherwise affect the growth of the business.

The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. The failure to accurately apply or interpret either of these Acts could create liability for the Company, result in adverse publicity and negatively affect its business.

The Company may also be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. Compliance with these laws, or the adoption or modification of laws applicable to Internet advertising or marketing, could affect our ability to market our services, decrease the demand for the Company’s services, increase costs or otherwise adversely affect its business.

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

Subsidiaries

The Company does not currently have any subsidiaries.

Patents

The Company does not own, either legally or beneficially, any patent.

Trademarks

The Company owns 3 trademarks, which are registered with the United States Patent and Trademark Office, Trademark Registration No. 3,609,416, Trademark Registration No. 3,521,870 and Trademark Registration No. 3,620,491.  Trademark Registration No. 3,609,416 is for the Hazzsports.com logo, Trademark Registration No. 3,521,870 is for the wording Hazzsports.com and Trademark Registration No. 3,620,491 is for the slogan “It’s better to be a Hazz been than a never was”.  The Company has two pending trademark applications for Serial No. 84,422,525 and Serial No. 85,422,538 for the standard character mark “CheckinSave” and the logo “CheckinSave,” respectively.  The Company has abandoned its efforts in response to Serial Number 77400771 for the slogan “The Ultimate Place for Sports.”

Licenses and Royalties

The Company does not have any license or royalty agreements in place.

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

Risks Related to Our Business

IF THE COMPANY DOES NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of December 31, 2011, the Company had cash and negotiable securities in the amount of $47,253.  The Company only recently began operations and has only nominal gross revenues. The Company will require additional financing to sustain its business operations if the Company is not successful in earning significant revenues.

The Company currently does not have any arrangements for additional financing and may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the continuing response to advertising and our ability to increase our penetration of the social networking marketplace.

BECAUSE THE COMPANY WILL NEED ADDITIONAL FINANCING TO FUND CONTINUING GROWTH, ITS ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has incurred a net loss of $1,172,502 for the period from inception (March 25, 1999) to December 31, 2011, and has limited revenue.  The Company’s future is dependent upon its ability to obtain financing and upon future profitable operations from advertisers and membership fees. The Company’s auditors have issued a going concern opinion and have raised substantial doubt about the Company continuing as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets.  This is a significant risk to investors who purchase shares of common stock of the Company because there is an increased risk the Company may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new business ventures and the high rate of failure of such enterprises.  The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

BECAUSE THE COMPANY HAS ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, THE COMPANY FACES A HIGH RISK OF BUSINESS FAILURE.

The operation of the Company, social networking, constitutes a new venture. As a result, the Company has limited financial information on which you can evaluate the prior performance of the Company.  The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.  It is also uncertain that Hazzsports.com or Totalscout.com will attract athletes or coaches to its website which will in turn lower the potential for advertising revenues.

The Company has just begun the initial stages of its business plan.  As a result, the Company has no way to evaluate the likelihood it will be able to operate the business successfully.  The Company has been involved primarily in organizational activities including the launch of Hazzsports.com and Totalscout.com.  The Company has earned minimal revenues, and thus faces a high risk of business failure.

OPERATING DEFICITS

The expenses of operations of the Company, which will include the further development of both of its websites, will exceed revenues for the foreseeable future. This will require these deficits be financed through operations and previous and future capital funding of the Company.  In the event the Company is unable to achieve operating revenues to achieve our objectives and is unable to obtain additional outside capital, the Company may be forced to curtail or terminate operations.

Revenues and results of operations are difficult to predict and depend on a variety of factors.  They depend, in part, upon the commercial success of our websites. Thus, the Company’s revenues and results of operations may fluctuate significantly.

THE COMPANY EXPECTS TO FACE INCREASING COMPETITION THAT COULD RESULT IN A LOSS OF USERS AND REDUCED REVENUES OR DECREASED PROFITS.

The market for the Company’s websites is competitive, and competition is expected to significantly increase in the future.  The Company maintains two separate websites, which focus upon two very different market segments.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts.  This online community provides a free area on the web for athletes, sports fans, coaches, and friends to network socially and professionally with each other.   It further provides a location on the internet for college coaches and high school athletes to connect and interact.  Competitors with the Hazzsports.com website include websites focused upon young athletes and team sports, such as www.berecruited.com and www.sportsvite.com.

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

Berecruited.com and Sportsvite.com demonstrate that the barriers to entry for potential competitors of Hazzsports.com are not substantial.   The Company anticipates a number of other software developers will launch websites which compete directly or indirectly with Hazzsports.com. While the approach of the Company to provide a broad electronic community for sports and athletic enthusiasts, the Company anticipates other, better financed companies will launch websites competitive with Hazzsports.com and if the Company’s management does not continue to provide desirable content and services to this community, the business operations maybe severely adversely affected.

Totalscout.com caters to a very different marketplace relative to Hazzsports.com. Totalscout.com is an online tool utilized exclusively by collegiate coaching staffs to standardize and electronically organize the process of generating scouting reports and then sharing them with other teams.  The Company initially launched the website only among college baseball teams, but anticipates expanding this to collegiate softball teams.  If successful, the Company will continue to examine opportunities in other sports.  The Company has been unable to identify a company providing services identical to Totalscout.com, however companies such as www.perfectgame.org and www.rivals.com compete with certain aspects of Totalscout.com’s business plan.

Perfectgame.org provides a subscription-based service, over the internet, providing scouting reports on high school prospects that may be of interest to college coaches.  These scouting reports are generated primarily at showcase tournaments organized by Perfectgame.org.   While Perfectgame.org does not provide an electronic tool similar to the process deployed at Totalscout.com, Perfect game is an example of a website providing a scouting service, utilized by college coaches, for which college coaches pay a subscription fee. The Company believes sites such as Perfectgame.org will eventually be viewed by the marketplace as a useful place for collegiate coaches and their staffs to gather and review information.   Perfectgame.org is owned by Perfect Game USA, Inc. a well-established private company with scouting operations throughout the United States.  Perfectgame.org’s market placement and extensive presence throughout the United States suggests that its resources and experience are superior to our early stage internet deployment and that as a result, if Perfectgame.org were to create tools competitive with Totalscout.com, this would create a serious competitor in the marketplace.

Rivals.com provides a broad content-driven website providing team-specific college sports coverage.  Its annual rankings of college recruiting classes are frequently quoted by major media outlets throughout the United States.  In July, 2007 Rivals.com was acquired by Yahoo!.  Rivals.com constitutes a well-financed competitor to Totalscout.com by providing team-specific information which may be of interest to collegiate coaching and scouting staffs.  Its ability to drive traffic, secure advertising revenue and finance its operations is far superior to our own financial and technical resources.

The Company’s newest addition, CheckinSave.com, is a website that fuses users’ desire to network socially online with their interest in receiving coupons and daily deals to their favorite hangouts.  CheckinSave.com allows its users to accrue points by “checking in” at registered venues and when their friends check in to the same venues.  Accrued points can then be redeemed for coupons or deals on food, retail and entertainment in any of the website’s supported cities.  There are many websites offering discounts and daily deals, but the biggest competition comes from www.foursquare.com.

Foursquare.com is a very popular social networking site through which more than 15 million users can check in to various businesses and receive “badges” and other forms of notoriety for multiple check-ins at the same location, as well as discounts at businesses for checking in.  Although foursquare.com provides similar check in tools and deals, CheckinSave.com has the ability to offer additional points for referrals through users’ social networks, which is a unique feature of CheckinSave.com.  Still, foursquare has extensive market placement throughout the world, which suggests that its resources and experience are superior to our early stage website deployment, and as a result, foursquare.com will be a serious competitor in the marketplace.

The Company will compete for advertising revenues with social networking Websites, online direct marketing businesses, content providers, large Web publishers, Web search engine companies, content aggregation companies, major Internet service providers, and various other companies that facilitate Internet advertising. The Company will also compete with traditional offline advertising media, such as radio, television and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Internet advertising techniques are evolving, and if the Company’s technology does not keep up with the needs of advertisers, the Company will not be able to compete effectively. If the Company fails to persuade companies to advertise on our Website, the Company’s revenues will be adversely affected.

Some of the Company’s competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than the Company. Some of the Company competitors also have lower customer acquisition costs than the Company does and offer a wider variety of services and more sophisticated or compelling features than the Company’s websites. If the Company’s competitors are more successful than the Company is in attracting users, the ability of the Company to maintain a large and growing user base will be adversely affected. Some of our social networking competitors have more compelling websites with more extensive user-generated content. If social networking services of the Company are not as compelling and the Company does not stay current with evolving consumer trends, the Company may not succeed in maintaining or increasing our membership base. If competitors provide similar services for free, the Company may not be able to charge for any of its services. Competition could have a material adverse effect on advertising revenues of the Company from our social networking and photo event services. More intense competition could also require us to increase the Company’s marketing expenditures. As a result of competition, revenues and profitability of the Company could be adversely affected.

FAILURE TO INCREASE OR MAINTAIN THE NUMBER OF FREE MEMBERS FOR OUR SOCIAL NETWORKING SERVICES WOULD CAUSE THE COMPANY’S BUSINESS AND FINANCIAL RESULTS TO SUFFER.

The success of the Company’s social networking websites depends upon the ability of the Company to increase or maintain its base of free members.  However, in the future the Company will generate paying subscribers and advertising revenues as a result of its members. The ability of the Company to increase its base of members is dependent upon attracting users to Hazzsports.com and Totalscout.com. >From time to time, the Company will experience decreases in the number of new free member registrations, and may not be able to increase or maintain the level of new free member registrations. Failure to increase or maintain the base of free members could have a material adverse effect on the Company’s business and ability to implement its business strategies.

IF OUR SOCIAL NETWORKING MEMBERS DO NOT INTERACT ON OUR WEBSITES, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

The Company’s success is dependent upon its social networking members interacting on its social networking websites. Currently, the network effect on Hazzsports.com is limited, and the vast majority of the member activity is within the high school community, family and friends.  Only a limited number of the social networking members post information about themselves, view other members' profiles or participate in the other features on Hazzsports.com. Furthermore, the Company has only recently launched CheckinSave.com and has not seen a large increase in member activity on the website.  If the Company is unable to encourage its members to interact more frequently and to provide user generated content, the ability of the Company to attract new users and advertisers will be adversely affected. As a result, the business and financial results of the Company will suffer, and the Company will not be able to grow its business as planned.

COACHING PROFESSIONALS MAY ELECT TO NOT UTILIZE TOTALSCOUT.COM, PREFERRING TO CONTINUE USING THE MANUAL SYSTEMS PRESENLTY USED.

Totalscout.com is a new tool which college coaches may use to scout their opposition in advance of games.  In the past, college baseball coaches have typically utilized word of mouth and informal reports, generated by other teams, to provide scouting information. Totalscout.com not only formalizes this process by including specific information useful to team coaches, but then allows it to be freely accessible and exchanged over the internet.  While the Company believes coaches will pay fees for access to the Totalscout.com tool and data base, there is no assurance that coaches will accept this new way of scouting opposing teams.

THE COMPANY MAY BE UNABLE TO INCREASE OR MAINTAIN ADVERTISING REVENUES, WHICH COULD REDUCE OUR PROFITS.

While there is no assurance, the Company intends to pursue advertising revenues from the sale of display advertisements on its websites. The ability of the Company to attract or maintain advertising revenue from each of these potential sources is largely dependent upon the number of members actively using the services of the Company and the traffic generated on its websites. The Company may have to increase user engagement with its services in order to increase our advertising revenues. In addition, Internet advertising techniques are evolving, and if the technology and advertisement serving techniques of the Company do not evolve to meet the needs of advertisers, advertising revenue would decline. Changes in the business model of the Company could also cause a decrease in advertising revenue. From time to time the Company may undertake initiatives believed to increase advertising revenues but may result instead in decreased advertising revenues. In addition, advertising revenue may fluctuate, and may fluctuate in the future, due to changes in the online advertising market, including extreme fluctuations in online advertising spending patterns and advertising rates. In addition, Internet advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice becomes more prevalent, it could result in consumers becoming less inclined to click through online advertisements, which could adversely affect the demand for Internet advertising. We do not have any long-term agreements with advertisers. However, once such relationships are established with the Company’s future advertisers, any termination, change or decrease in advertising relationships could have a material adverse effect on revenues and profitability. If the Company does initiate, maintain in the future or increase advertising revenues, the Company’s business, results of operations and financial conditions will be materially adversely affected.  There is no assurance the business model of the Company will ever attract any advertising or that if advertises initially place advertisements on our website, that such advertisers will achieve the results they expect from advertising expenditures.

THE COMPANY’S BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED BY A CATASTROPHIC EVENT.

The computer equipment of the Company and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism, and similar events. Despite implementation of network security measures, the Company’s servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering of our computer systems. In addition, the Company does not maintain redundant capabilities for any of its websites and any of these events could result in a significant and extended disruption of services. Currently, the Company does not have a disaster recovery plan to address these and other vulnerabilities. As a result, it would be difficult to operate the business of the Company in the event of a disaster. Any prolonged disruption of services due to these, or other events would severely impact or shut down the business of the Company. Insurance may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions to services.

MARKETING ACTIVITIES, WHICH ARE VERY IMPORTANT TO THE FUTURE SUCCESS AND FUTURE GROWTH OF OUR BUSINESS, MAY NOT BE SUCCESSFUL.

The Company will use online advertising to promote Hazzsports.com and CheckinSave.com to potential new free members.  The Company may also use online advertising at Totalscout.com, which will be accessed primarily by college level athletes and coaches.  The Company intends to structure online advertising arrangements in that the Company will pay a fee for each new free account registration generated through a particular advertisement. Generally, the cost of online advertising has been increasing in recent periods, which has resulted in an increase in general marketing expenditures. If the cost of online advertising continues to escalate, the Company may in the future experience decreases in the number of new account registrations unless the Company increases its marketing expenditures. However, increases in our marketing expenditures could adversely impact profitability, and there can be no assurance that our marketing activities will be successful.

THE SOCIAL NETWORKING BUSINESS RELIES HEAVILY ON EMAIL CAMPAIGNS, AND ANY RESTRICTIONS ON THE SENDING OF EMAILS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS.

The Company’s business is highly dependent upon email. The Company’s emails will generate the majority of the traffic on Hazzsports.com.  Each month, a significant number of email addresses for social networking become invalid. This disrupts the ability of the Company to email these members. Further, social networking members cannot contact or interact with members with invalid emails, which undermine the key reason that members use social networking services. Because of the importance of email to its business, if the Company is unable to successfully deliver emails to members, revenue and profitability would be adversely affected.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending messages. In compliance with the CAN-SPAM Act, we do not send commercial emails to our members if they elect to opt-out of receiving these emails. As a result, an increase in the number of members who opt-out of receiving commercial emails from us could adversely affect our business. In addition, voluntary actions by third-parties to block, impose restrictions on, or charge for the delivery of, emails through their email systems could materially and adversely impact our business. >From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Any disruption or restriction on the distribution of emails or increase in the associated costs could adversely impact the ability of the Company to continue its email campaigns, which would materially and adversely affect revenues and profitability.

IF THE COMPANY IS UNABLE TO DEVELOP NEW OR ENHANCED FEATURES OR FAIL TO PREDICT OR RESPOND TO EMERGING TRENDS AND CONSUMERS' CHANGING NEEDS, BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

The Company’s future success will depend in part on its ability to modify or enhance the social networking website’s features to meet consumer demands, add features and address technological advancements. If the Company is unable to predict consumer preferences or industry changes, or if the Company is unable to modify its social networking website’s features in a timely manner, the Company may lose members and future advertisers. New features may be dependent upon obtaining needed technology or services from third parties, which the Company may not be able to obtain in a timely manner, upon terms acceptable to the Company, or at all. The Company will spend significant resources developing and enhancing our features. However, new or enhanced features may have technological problems or may not be accepted by consumers or advertisers. There can be no assurance that new designs or features will be launched as anticipated or will be commercially successful. If the Company is unable to successfully develop, acquire or implement new features or enhance existing features in a timely and cost-effective manner, business and results of operations of the Company may be adversely affected.

IF SECURITY MEASURES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO OUR MEMBERS' PERSONAL DATA, THE COMPANY MAY INCUR SIGNIFICANT LIABILITIES, AND SYSTEMS MAY BE PERCEIVED AS NOT BEING SECURE AND CONSUMERS MAY STOP USING OUR SERVICES.

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

If the Company is determined to have infringed upon a third-party's intellectual property rights, the Company may be required to pay substantial damages, stop using technology found to be in violation of a third-party's rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase operating expenses or may require us to restrict business activities in one or more respects. The Company may also be required to develop alternative non-infringing technology that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against the Company and its failure or inability to obtain a license to the infringed technology, our business and results of operations could be harmed.

THE BUSINESS WILL BE ADVERSELY AFFECTED IF THE COMPANY IS UNABLE TO PROTECT INTELLECTUAL PROPERTY RIGHTS FROM UNAUTHORIZED USE OR INFRINGEMENT BY THIRD-PARTIES.

The Company has pursued the registration of our trademarks and service marks in the United States.  The Company owns 3 trademarks, which are registered with the United States Patent and Trademark Office, Trademark Registration No. 3,609,416, Trademark Registration No. 3,521,870 and Trademark Registration No. 3,620,491.  Trademark Registration No. 3,609,416 is for the Hazzsports.com logo, Trademark Registration No. 3,521,870 is for the wording Hazzsports.com and Trademark Registration No. 3,620,491 is for the slogan “It’s better to be a Hazz been than a never was”.  The Company has two pending trademark applications for Serial No. 84,422,525 and Serial No. 85,422,538 for the standard character mark “CheckinSave” and the logo “CheckinSave,” respectively. The Company has abandoned its efforts in response to Serial Number 77400771 for the slogan “The Ultimate Place for Sports.”

The Company cannot assure any future trademark registrations will be issued for pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of its proprietary rights.

The steps the Company has taken to limit access to, and disclosure of, its proprietary information may not prevent unauthorized use of the technology of the Company.  Moreover, others may independently develop technologies that are competitive with or infringe on the intellectual property of the Company.  The Company cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights.  Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

IF THE COMPANY IS UNABLE TO PROTECT OUR DOMAIN NAMES, ITS REPUTATION AND BRANDS COULD BE ADVERSELY AFFECTED.

The Company will hold the domain name registration of Hazzsports.com, Totalscout.com and CheckinSave.com. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may be unable to register or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is in flux. The Company may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, the trademarks and other proprietary rights of the Company. Failure to protect the domain names could adversely affect the Company’s reputation and brands, and make it more difficult for users to find Hazzsports.com, Totalscout.com, CheckinSave.com and our services.

CHANGES IN LAWS AND REGULATIONS AND NEW LAWS AND REGULATIONS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS.

The Company is subject to a variety of federal, state and local laws and regulations, including those relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, contests and sweepstakes, promotions, billing, content regulation, bulk email or "spam," anti-spyware initiatives, security breaches, and consumer protection.  Compliance with the various laws and regulations, which in many instances is unclear or unsettled, is complex. Any changes in such laws or regulations, the enactment of any additional laws or regulations, or increased enforcement activity of such laws and regulations, could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

The Federal Trade Commission and certain state agencies have investigated Internet companies in connection with consumer protection and privacy matters. The federal government has also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations regarding the use of personal information or an investigation of the Company’s privacy practices could increase the costs of operating.

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

BECAUSE NEW LEGISLATION, INCLUDING THE SARBANES-OXLEY ACT OF 2002, INCREASES THE COST OF COMPLIANCE WITH FEDERAL SECURITIES REGULATIONS AS WELL AS THE RISKS OF LIABILITY TO OFFICERS AND DIRECTORS, THE COMPANY MAY FIND IT MORE DIFFICULT TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  Upon becoming a public company, the Company will be required to comply with the Sarbanes-Oxley Act and it is costly to remain in compliance with the federal securities regulations.  Additionally, the Company may be unable to attract and retain qualified officers, directors and members of board committees required to provide for effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.  Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in an inability to achieve profitability.

THE COMPANY MAY BE REQUIRED TO SEEK ADDITIONAL FUNDING, AND SUCH FUNDING MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

The Company may need to obtain additional funding due to a number of factors beyond expectations or control, including a shortfall in revenue, increased expenses, increased investment in capital equipment or the acquisition of businesses or technologies. If the Company does need to obtain funding, it may not be available on acceptable terms or at all. If the Company is unable to obtain sufficient funding, its business would be harmed. Even if the Company were able to find outside funding sources, the Company might be required to issue securities in a transaction that could be highly dilutive to its shareholders or may be required to issue securities with greater rights than the securities the Company has outstanding today. The Company may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable. If the Company is unable to generate or raise capital that is sufficient to fund operations, the Company may be required to curtail operations, reduce services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

TWO OF THE DIRECTORS AND CORPORATE OFFICERS OF THE COMPANY COLLECTIVELY OWN 71% OF THE COMPANY.   THUS, INVESTORS MAY FIND THAT CORPORATE DECISIONS INFLUENCED BY THEM MAY BE INCONSISTENT WITH THE BEST INTERESTS OF OTHER STOCKHOLDERS.

Ms. Christina Mabanta-Hazzard serves as the Chief Financial Officer, Secretary and as a Director of the Company.  She owns 8,000,000, or 53% of the outstanding shares of our common stock.   Mr. Charles Hazzard serves as the President and as a Director of the Company.   He owns 2,015,000 or 13% of the outstanding shares of our common stock.  Because Ms. Mabanta-Hazzard and Mr. Hazzard are married, and thus collectively own 66% of the outstanding shares of our common stock, they will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

SALES OF STOCK BY OUR OFFICERS AND DIRECTORS COULD AFFECT THE MARKET PRICE OF OUR SHARES.

Ms. Christina Mabanta-Hazzard and Mr. Charles Hazzard collectively own 10,015,000 shares of our common stock which equates to 66% of our outstanding common stock.  Ms. Mabanta-Hazzard and Mr. Hazzard will eventually be eligible to sell their shares publicly subject to the volume limitations, manner of sale restrictions and other restrictions application of Rule 144 of the 1933 Securities Act.  The offer or sale of a large number of shares at any price may cause the market price to fall.  Sales of substantial amounts of common stock or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

THE COMAPANY MAY EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS.

The Company may experience fluctuations in operating results due to a number of factors, including the level of our expenses, the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

THE COMPANY WILL BE DEPENDENT UPON KEY PERSONNEL FOR FUTURE SUCCESS.  THE LOSS OF ANY MEMBER OF OUR MANAGEMENT TEAM COULD SIGNIFICANTLY HARM THE BUSINESS.

The Company will depend on the diligence, skill and network of business contacts of the members of the management team. The future success of the Company will depend to a significant extent on the continued service and coordination of the senior management team, particularly Ms. Christina Mabanta-Hazzard and Mr. Charles Hazzard. The departure of either Ms. Mabanta-Hazzard or Mr. Hazzard could have a material adverse effect on the ability of the Company to achieve its business objectives.

THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY WILL DEPEND ON AN ABILITY TO MANAGE FUTURE GROWTH EFFECTIVELY.

The Company is subject to the business risks and uncertainties associated with any new business enterprise. The Company’s ability to achieve business objectives will depend on its ability to grow. In the future, the Company will need to hire, train, supervise and manage new employees. Failure to manage future growth effectively could have a material adverse effect on the business, financial condition, and results of operations of the Company.

THE EXECUTIVE OFFICERS DO NOT HAVE EXPERIENCE IN MANAGING A PUBLIC COMPANY.

None of the executive officers of the Company has training or experience in managing and fulfilling the regulatory reporting obligations of a public company.  Thus, the Company will have to hire professionals to undertake these filing requirements, which will increase the overall cost of operations.  Although Christina Mabanta-Hazzard will devote 25% of her week to her duties as the Chief Financial Officer, she is not an employee of the Company, and therefore she will be dependent on outside professionals to provide additional assistance to the Company.  Ms. Mabanta-Hazzard does not have a background in accounting.  Therefore, Ms. Mabanta-Hazzard has and will continue to consult with outside accountants to get advice and supervision in her duties as Chief Financial Officer.  Since taking on her responsibilities as Chief Financial Officer, she has effectively generated accounting data.

Item 2.  Properties

The Company maintains approximately 1,000 square feet at 1712 Ravanusa Drive in Henderson, Nevada as our executive office space.  The office space is located in a residential home owned by Fauscom Investment Ltd., a shareholder of the Company.  On April 1, 2011, the Company entered into a new lease with Fauscom Investment Ltd, which began on April 1, 2011 and will terminate on March 31, 2012, under which the Company will lease the same executive office space for $2,000 per month on the same terms and conditions as the previous lease.  As of April 1, 2012, the Company will enter a new lease with Fauscom Investment Ltd. for a term of six months to lease the same executive office space for $2,000 per month on the same terms and conditions as the previous lease.

Concepcion Mabanta, the mother of Christina Mabanta-Hazard, is the sole shareholder of Fauscom Investment, Ltd.  The Company’s website servers and software development activities are conducted by third party vendors off-site.

Item 3.  Legal Proceedings

The Company is not currently a party to any legal proceedings. The Company is not aware of any pending legal proceeding to which any of the Company’s officers, directors, or any beneficial holders of 5% or more of its voting securities are adverse to the Company or have a material interest adverse to the Company.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Since inception, there has been no established public trading market for the Company’s common stock. The Company’s common stock is quoted on OTC Market’s OTCQB quotation system under the symbol GPLH. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High 2010	Low 2010	High 2011	Low 2011
First Quarter	N/A1	N/A1	N/A1	N/A1
Second Quarter	N/A1	N/A1	$0.51	$0.35
Third Quarter	N/A1	N/A1	$0.55	$0.36
Fourth Quarter	N/A1	N/A1	$0.40	$0.20

1 Quotations commenced on OTCQB on April 26, 2011.

Since inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Holders of Our Common Stock

Currently, the Company has 63 holders of record of its common stock.

Recent Sales of Unregistered Securities

On July 26, 2011, the Company issued 200,000 shares of restricted common stock for services valued at $90,000 ($0.45 per share).  The shares were valued at fair market value on July 26, 2011, the agreement date.

On October 15, 2011, the Company issued 200,000 shares of restricted common stock in satisfaction of a subscription payable for services valued at $74,000 ($0.37 per share).  The shares were valued at fair market value on September 22, 2011, the agreement date.

On October 21, 2011 the Company issued 500,000 shares of restricted common stock for the purchase of www.checkinsave.com valued at $210,000 ($0.42 per share).  The shares were valued at fair market value on September 13, 2011, the agreement date.

On November 28, 2011 the Company issued 50,000 shares of restricted common stock as payment of a referral fee in connection with purchase of CheckinSave valued at $19,450 ($0.39 per share).  The shares were valued at fair market value on November 28, 2011, the agreement date.

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

Organizational History

On March 25, 1999, Game Plan Holdings, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in the state of Nevada. On December 2, 2002, we issued 200,000 shares of common stock to Lawrence Horwitz and Eric Schmidt, the two “Initial Founders” of the Company.  Each of the two Initial Founders received 100,000 shares each in consideration of their initial capital.   We developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground and the business plan was shut down in 2005. This offering was exempt from registration under Rule 504 of the Securities Act of 1933 as it involved the sale of founder’s shares, with a value of substantially less than $1 million.

On December 19, 2007, we increased its number of authorized common stock to 100,000,000 shares of common stock, $.001 par value.  We also authorized and implemented a one hundred and ten for one forward split of its common stock.

On December 31, 2007, we and our shareholders entered into a Reorganization Agreement with Game Plan Holdings, a Canadian corporation (“Game Plan Canada”) and its shareholders (the “Game Plan Canada Shareholders”).  Pursuant to the Reorganization Agreement, the final distribution was 8,000,000 shares of common stock in the name of Christina Mabanta-Hazzard, 2,148,000 shares of common stock in the name of Charles Hazzard, 332,000 shares in the names of the various Shareholders of the Company and 3,070,000 shares in the names of the Game Plan Canada Shareholders.

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

On September 13, 2011, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, the Company acquired the website www.checkinsave.com (“CheckinSave”), a social networking website whereby users check in to locations via a mobile application or using the website and accrue points for their check-ins as well as check-ins of their connections through the site that can be redeemed for coupons for discounts and deals at various registered venues. In connection with the acquisition of CheckinSave, we entered into consulting agreements with CheckinSave founders Jordan Brill and Matthew Housser to assist with the continued development, launch and marketing of the CheckinSave website and concept. The site launched on September 15, 2011. We issued stock in connection with the Asset Purchase Agreement on October 21, 2011, which is when the acquisition closed.

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

Totalscout.com provides college baseball coaches an easier and more efficient way to create and request scouting reports on opposing teams.  We have developed an online standardized reporting tool that has proven to significantly reduce the time and effort spent on scouting reports. Presently most scouting reports are generated manually, with little standardization or electronic assistance.  The tool accessible at Totalscout.com has preloaded every college baseball player and every possible scouting attribute into an online database. This database then generates an online standard report, providing a readily recognizable and accessible scouting report.

Our most recent addition, CheckinSave.com, is a social networking website whereby users check in at locations such as restaurants, bars, or theaters via our website and accrue points for their check-ins. In addition, when “friends” the users are connected to on the website check-in to locations, the user accrues points. These points are then redeemable for coupons and discounts at various registered venues. The site is currently available to users in Vancouver, British Columbia and Las Vegas, Nevada. We plan to expand to several other metropolitan cities in North America.

Plan of Operations

At this time, we do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.  Our plan of operations is for us to diversify our websites with several lines of corresponding products and services.   Our new website Totalscout.com is part of that growth of our business in our effects to offer our members of both websites new and updated services.

Off Balance Sheet Arrangements

From December 31, 2008 through the fiscal year ending December 31, 2011, there were no off balance sheet arrangements.

Results of Operations for the Fiscal Year Ended December 31, 2011

Our revenues from December 31, 2008, through the year ending December 31, 2011 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount of $290,942 for the fiscal year ended December 31, 2011, as compared to $172,185 in the fiscal year ended December 31, 2010 (an increase of $118,757).

These operating expenses consisted of general and administrative expenses in the amount of $62,502 (2010: $72,058), professional fees in the amount of $165,216 (2010: $29,995) computer and website expenses in the amount of $26,224 (2010: $24,632) and officer wages in the amount of $37,000 (2010: $45,500).  We anticipate our operating expenses will increase as we undertake our plan of operations.

Our net loss for the fiscal year ended December 31, 2011 was approximately $290,241 compared to our net loss of $174,613 for the fiscal year ended December 31, 2010.  During the fiscal year ended December 31, 2011 we generated $-0- in revenue as compared to our revenue of $-0- for the fiscal year ended December 31, 2010.

The basic weighted average number of shares outstanding was 14,343,151 and 14,100,000 at December 31, 2011 and December 31, 2010 respectively.

Liquidity and Capital Resources

As of December 31, 2011 we had cash of $43,521 (2010: $199,430) and working capital of $142,086 (2010: $202,324).

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

We anticipate that as our website development and associated marketing plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our becoming a public company will be an additional expense for the calendar year and that a similar amount of increased public company expenditures will be incurred for calendar year 2012.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

The Financial statements of the Company are contained in footnotes F-2 through F-32, which appear at the end of this Form 10-K Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years, and all subsequent periods, the Company has not had any disagreements with our accountants.

However, we received correspondence, dated August 31, 2009, from the SEC, wherein we were notified that our previous independent accountant hired to audit the Company’s financial statements, Moore & Associates, Chartered, were no longer registered with the Public Company Accounting Oversight Board (“PCAOB”) due to violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under, and noncooperation with a Board investigation.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 and Material Weaknesses found in our Annual Report on Form 10-K for Year Ended December 31, 2010

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2010 and our Quarterly Report for the Quarter ended September 30, 2011, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the year ended December 31, 2011, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below is a list of the Company’s executive officers and directors and their respective ages as of December 31, 2011:

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

Directors

Our bylaws authorize no less than one director.  We currently have three Directors, Mr. Charles Hazzard, Ms. Christina Mabanta-Hazzard, and Mr. Ronald Smith.

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

Mr. Charles Hazzard holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain, and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last completed fiscal year for all services rendered to us.

December 31, 2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard, CEO and President	2011	$37,000	$0	$0	$0	$0	$0	$0	$37,000
Christina Mabanta-Hazzard CFO & Secretary	2011	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard, CEO and President	2010	$45,500	$0	$0	$0	$0	$0	$0	$45,500
Christina Mabanta-Hazzard CFO & Secretary	2010	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end our fiscal year ended 2010 and 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010 and 2011

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

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the fiscal years ended December 31, 2011 and 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock, and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 15,050,000 shares of common stock issued and outstanding on December 31, 2011.

Name and Address of Owner	Title of Class	Number of Shares Owned	Percentage of Class
Charles Hazzard	Common Stock	2,015,000	13%
Christina Mabanta -Hazzard	Common Stock	8,000,000	53%

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Company rents approximately 1,000 square feet of executive office space on Ravanusa Drive in Henderson, Nevada.  The office space is located in a residential home, which is owned by Fauscom Investment, Ltd., a shareholder of the Company.  Concepcion Mabanta, the mother of Christina Mabanta-Hazzard, is the sole shareholder of Fauscom Investment, Ltd.   On April 1, 2011, the Company entered into a new lease with Fauscom Investment Ltd, which began on April 1, 2011 and will terminate on March 31, 2012, under which the Company will lease space for $2,000 per month. The lease included the office space, water, electricity, heat, appliances, window coverings, and parking.  The terms of the lease for the executive office space are no more or less favorable than could be obtained with an unaffiliated third party.

Except as noted above, none of the following parties has had, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·	Any of our directors or officers;
·	Any person proposed as a nominee for election as a director;
·	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
·	Any of our promoters;
·	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.  Principal Accounting Fees and Services

De Joya Griffith & Company, LLC served as our independent registered public accounting firm for fiscal 2011.  We paid De Joya Griffith & Company, LLC a total of $9,750 in 2011 for the audit and other services provided by that firm.  We paid De Joya Griffith & Company, LLC a total of $16,900 in 2010 for the audit and other services provided by that firm.

Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Form S-1 Registration Statement and services that are normally provided by the independent auditors.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The aggregate fees billed by the independent registered accountants for the period ended December 31, 2011 for professional services for the audit of our financial statements as at December 31, 2011 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $16,900 and $10,750 for 2010 and 2011, respectively.

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

All Other Fees: This category consists of fees for other miscellaneous items.  We did not pay De Joya Griffith & Company, LLC any other fees during 2010 and 2011.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION
2.1	Reorganization Agreement dated December 31, 2007 (1)
2.2	Amendment One to Reorganization Agreement dated July 11, 2008 (1)
2.3	Tenancy Agreement dated March 1, 2008 (1)
3.1	Articles of Incorporation and Amendments thereto (1)
3.2	Bylaws (1)
10.1	Asset Purchase Agreement with Vantage Assets Holdings, Inc. (2)
10.2	Consulting Agreement between the Company and Matthew Housser (2)
10.3	Consulting Agreement between the Company and Jordan Brill (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s post-effective amendment to the Registration Statement on form S-1 filed on February 14, 2011.
(2)	Incorporated by reference to the Company’s form 8-K filed on September 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: March 30, 2012	By:	/s/ Charles Hazzard
	Name: Titles:	Chuck Hazzard President, CEO and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ Christina Mabanta-Hazzard
	Name: Titles:	Christina Mabanta-Hazzard CFO, Principal Financial & Accounting Officer and Director.
Date: March 30, 2012	By:	/s/ Charles Hazzard
	Name: Titles:	Charles Hazzard President, CEO and Director.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2011 and 2010 (Audited)	F-3

Statements of Operations and Comprehensive Loss (Audited)	F-4

Statements of Stockholders’ Equity from March 25, 1999 through December 31, 2011 (Audited)	F-5 ~ F-8

Statements of Cash Flows (Audited)	F-9

Notes to Financial Statements (Audited)	F-10 ~ F-19

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Game Plan Holdings, Inc.

We have audited the accompanying balance sheets of Game Plan Holdings, Inc. (A Development Stage Company) (the “Company) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and from inception (March 25, 1999) to December 31, 2011. Game Plan Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Plan Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and from inception (March 25, 1999) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

March 27, 2012

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash	$43,521	$199,430
Marketable securities	3,732	3,395
Prepaid expenses	103,646	-
Related party receivable	-	4,255

Total current assets	150,899	207,080

Property and equipment, net	6,163	7,245

Intangible assets
Website, net	230,172	11,225

Other assets
Security deposit	2,300	2,300

Total assets	$389,534	$227,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to related party	$62	$1,164
Accounts payable and accrued liabilities	8,751	3,592

Total current liabilities	8,813	4,756

Stockholders' equity

Common stock, authorized 100,000,000 shares, par value $0.001, 15,050,000 and 14,100,000 issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	15,050	14,100
Additional paid-in capital	1,562,093	1,115,513
Accumulated other comprehensive loss	(23,920)	(24,258)
Deficit accumulated during the development stage	(1,172,502)	(882,261)

Total stockholders' equity	380,721	223,094

Total liabilities and stockholders’ equity	$389,534	$227,850

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

	Year Ended December 31, 2011	Year Ended December 31 2010	From inception (March 25, 1999) through December 31, 2011

Revenue	$-	$-	$6,608

Operating expenses:
General and administrative	62,502	72,058	474,000
Computer and website expenses	26,224	24,632	102,466
Professional fees	165,216	29,995	195,211
Officers wages	37,000	45,500	488,440

Total operating expenses	290,942	172,185	1,260,117

Other income (expenses):
Other income	552	-	703
Gain on sale of marketable securities	-	5,448	61,718
Loss on impairment of marketable securities	-	(8,924)	(8,924)
Interest income	149	1,048	27,689
Foreign currency transaction loss	-	-	(5)
Interest expense	-	-	(174)

Total other income (expenses)	701	(2,428)	81,007

Net loss	$(290,241)	$(174,613)	$(1,172,502)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	994	1,558
Unrealized gain (loss) on marketable securities	338	(98,167)	(25,478)

Other comprehensive income (loss)	338	(97,173)	(23,920)

Comprehensive loss	$(289,903)	$(271,786)	$(1,196,422)

Basic loss per common share	$(0.02)	$(0.01)
Weighted average number of shares outstanding	14,343,151	14,100,000

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999) THROUGH DECEMBER 31, 2011
(AUDITED)

					Accumulated
					Other
	Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, March 25, 1999	-	$-	$-	$-	$-	$-	$-

Balance, December 31, 1999

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2000

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2001	-	-	-	-	-	-	-

Common stock issued to founders December 2, 2002	10,930,000	10,930	(10,930)	-	-	-	-

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2002	10,930,000	10,930	(10,930)	-	-	-	-

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2003	10,930,000	10,930	(10,930)	-	-	-	-

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2004	10,930,000	10,930	(10,930)	-	-	-	-

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2005	10,930,000	10,930	(10,930)	-	-	-	-

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2006	10,930,000	10,930	(10,930)	-	-	-	-

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999) THROUGH DECEMBER 31, 2011
(AUDITED)

	Common Stock		Paid-in	Subscriptions	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2006	10,930,000	10,930	(10,930)	-	-	-	-

Common Shares issued for cash in private placement in Game Plan Holdings, Canada
on January 23, 2007	8,000,000	8,000	(7,200)	-	-	-	800
on January 26, 2007	1,200,000	1,200	-	-	-	-	1,200
on January 29, 2007	500,000	500	500	-	-	-	1,000
on February 02, 2007	150,000	150	29,850	-	-	-	30,000
on February 06, 2007	50,000	50	12,450	-	-	-	12,500
on February 06, 2007	50,000	50	14,950	-	-	-	15,000
on February 09, 2007	140,000	140	41,860	-	-	-	42,000
on February 09, 2007 (Canadian)	70,000	70	23,103	-	-	-	23,173
on February 12, 2007	35,000	35	10,465	-	-	-	10,500
on March 15, 2007	150,000	150	44,850	-	-	-	45,000
on March 29, 2007	20,000	20	6,980	-	-	-	7,000
on April 15, 2007	30,000	30	10,470	-	-	-	10,500
on April 20, 2007	60,000	60	20,940	-	-	-	21,000
on April 22, 2007	25,000	25	8,725	-	-	-	8,750
on May 20, 2007	265,000	265	92,485	-	-	-	92,750
on June 15, 2007	50,000	50	17,450	-	-	-	17,500
on July 1, 2007	150,000	150	52,350	-	-	-	52,500
on November 1, 2007	75,000	75	29,925	(30,000)	-	-	-
on December 15, 2007	50,000	50	14,950	-	-	-	15,000

Cancellation of 8,450,000 shares related to reorganization on December 31, 2007	(8,450,000)	(8,450)	8,450	-	-	-	-

Unrealized Gain/Loss on Securities	-	-	-	-	(22,505)	-	(22,505)

Foreign Currency Translation	-	-	-	-	2,147	-	2,147

Net loss	-	-	-	-	-	(76,334)	(76,334)

Balance, December 31, 2007	13,550,000	13,550	422,623	(30,000)	(20,358)	(76,334)	309,481

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999) THROUGH DECEMBER 31, 2011
(AUDITED)

	Common Stock		Paid-in	Subscriptions	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2007	13,550,000	13,550	422,623	(30,000)	(20,358)	(76,334)	309,481

Common shares issued for cash:
on January 03, 2008	-	-	-	30,000	-	-	30,000
on February 22, 2008	100,000	100	49,900	-	-	-	50,000
on March 12, 2008	450,000	450	337,050	-	-	-	337,500

Stock based compensation	-	-	305,940	-	-	-	305,940

Foreign currency translation	-	-	-	-	(5,220)	-	(5,220)

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	(13,595)	-	(13,595)

Net loss	-	-	-	-	-	(468,571)	(468,571)

Balance, December 31, 2008 (restated)	14,100,000	14,100	1,115,513	-	(39,173)	(544,905)	545,535
Foreign currency translation	-	-	-	-	3,637	-	3,637

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	108,451	-	108,451

Net loss	-	-	-	-	-	(162,743)	(162,743)

Balance, December 31, 2009	14,100,000	14,100	1,115,513	-	72,915	(707,648)	494,880

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999) THROUGH DECEMBER 31, 2011
(AUDITED)

	Common Stock		Paid-in	Subscriptions	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2009	14,100,000	14,100	1,115,513	-	72,915	(707,648)	494,880

Foreign currency translation	-	-	-	-	994	-	994

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	(98,167)	-	(98,167)

Net (Loss)	-	-	-	-	-	(174,613)	(174,613)

Balance, December 31, 2010	14,100,000	14,100	1,115,513	-	(24,258)	(882,261)	223,094

Restrictive shares issued for current and prepaid services:
on July 26, 2011	200,000	200	89,800	-	-	-	90,000
on October 15, 2011	200,000	200	126,960	-	-	-	127,160

Restrictive shares issued for asset purchase: on October 21, 2011	500,000	500	209,500	-	-	-	210,000

Shares issued as a referral fee: on November 28, 2011	50,000	50	18,450	-	-	-	18,500

Stock based compensation	-	0	1,870	-	-	-	1,870

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	338	-	338

Net loss	-	-	-	-	-	(290,241)	(290,241)

Balance, December 31, 2011	15,050,000	$15,050	$1,562,093	$-	$(23,920)	$(1,172,502)	$380,721

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(AUDITED)

			From inception on
			(March 25, 1999)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Operating Activities
Net loss	$(290,241)	$(174,613)	$(1,172,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,786	8,536	43,298
Gain on sale of marketable securities	-	(5,448)	(61,718)
Loss on impairment of marketable securities	-	8,924	8,924
Stock based compensation	118,884	-	388,941
Changes in operating assets and liabilities
Increase in prepaid expenses	-	500	-
Decrease in related party receivable	4,255	(152)	2,450
Increase in other receivable	(3,500)	-	(5,800)
Increase in accounts payable and accrued liabilities	5,159	3,356	44,634

Net cash used in operating activities	(146,657)	(158,897)	(751,773)

Investing activities
Change in other investments	-	-	(2,450)
Redemptions of certificates of deposit	-	207,130	-
Purchases of marketable securities	1	(7,500)	(197,140)
Sales of marketable securities	-	30,504	221,874
Purchase of intangible assets	(6,315)	(10,740)	(34,500)
Purchase of fixed assets	(1,836)	-	(16,633)

Net cash provided by (used in) investing activities	(8,150)	219,394	(28,849)

Financing activities
Due to related party	(1,102)	(3,445)	62
Proceeds from sale of common stock	-	-	823,673

Cash provided by (used in) financing activities	(1,102)	(3,445)	823,735

Net (decrease) increase in cash	(155,909)	57,052	43,113
Effect of foreign currency translation adjustment	-	(156)	408
Cash, beginning of period	199,430	142,534	-

Cash, end of period	$43,521	$199,430	$43,521

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid legal fees	$7,824	$-	$7,824
Shares issued for prepaid consulting fees	$92,322	$-	$92,322
Shares issued for intangible asset	$228,500	$-	$228,500

The accompanying notes are an integral part of these financial statements.

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

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company.  Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada rather, certain shareholders of Game Plan USA exchange their previously issued shares to Game Plan Canada.  Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock, as well as, transfer 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s President, Charles Hazzard.  Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA.  Prior to the Reorganization Agreement, Game Plan USA developed the social networking website. www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised.  Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

Revenue and Cost Recognition

The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured.

Advertising

The Company expenses advertising as incurred.  In 2011 and 2010, respectively, advertising expenses were $1,872 and $1,979.

Website

The Company officially launched its website on February 5, 2008 and capitalized the costs associated with its development until placed in service.  The Company’s capitalized website costs in 2009 and 2008 were $17,445.  The website is amortized over an estimated useful life of 3 years.  Amortization expense was $485 and $5,815 for the years ended 2011 and 2010, respectively.  The company is developing a new website design. The costs incurred for 2011 and 2010, respectively is $6,800 and $10,740.  These development costs have been capitalized and will be amortized over an estimated useful life of 3 years when the website is placed in service.  On October 21, 2011 the Company purchased and launched the website www.checkinsave.com.  The Company purchased the website for 500,000 shares of restricted stock valued at $210,000 ($0.42 per share) and issued 50,000 shares of common stock valued at $18,500 ($0.37 per share) as a referral fee.  The website is amortized over an estimated useful life of 3 years.  Amortization expense was $15,868 and nil for the years ended 2011 and 2010, respectively.

Fair Value Accounting for Financial Instruments

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

Pursuant to ASC 825, the fair value of cash and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, marketable securities, receivables, accounts payable and accrued liabilities, and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2011 and 2010 as follows:

	Fair Value Measurements as of December 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,732	$3,732	$0	$0
Total	$3,732	$3,732	$0	$0

	Fair Value Measurements as of December 31, 2010 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/10	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,395	$3,395	$0	$0
Total	$3,395	$3,395	$0	$0

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

Estimated
Description	Life
Computers	5 years
Software	3 years
Office Furniture	7 years

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

Reclassifications

Professional fees of $29,995 were reclassified from general and administrative to professional fees in the statement of operations to conform to the current year presentation.  This reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2011-04 (ASU 2010-04), Fair Value Measurement (Topic 820), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for the fiscal years beginning after December 15, 2011. The Company is currently considering the impact on their financial position, results of operations, or cash flows.

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

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of $1,172,502 for the period from inception (March 25, 1999) to December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.                      MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.  During 2010, the Company recorded an impairment charge of $8,924 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Gain on sale of marketable securities” on the statements of operations are $0 and $5,448 realized gains for the years ended December 31, 2011 and 2010, respectively.  The Company did not sell any marketable securities during the year ended December 31, 2011.  The Company recorded $338 and  ($98,167) of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the year ended December 31, 2011 and 2010, respectively.

The following is a summary of available-for-sale marketable securities as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$29,210	$0	$(25,478)	$3,732
Total	$29,210	$0	$(25,478)	$3,732

	December 31, 2010
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$29,210	$0	$(25,815)	$3,395
Total	$29,210	$0	$(25,815)	$3,395

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of December 31, 2011 and 2010:

	December 31, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$1,882	$0	$(1,544)	$338
Total	$1,882	$0	$(1,544)	$338

	December 31, 2010
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$0	$(4,050)	$(94,117)	$(98,167)
Total	$0	$(4,050)	$(94,117)	$(98,167)

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities.  Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

NOTE 5.                      PROPERTY AND EQUIPMENT

	12/31/11	12/31/10

Computers	$12,713	$10,876
Furniture & fixtures	3,472	3,472
Software	449	449
Accumulated depreciation	(10,021)	(7,552)

Property and equipment, net	$6,613	$7,245

Depreciation expense was $2,918 and $2,721 for the years ending December 31, 2011 and December 31, 2010 respectively.

NOTE 6.                      INCOME TAX

As of December 31, 2011, the Company had net operating loss carry forwards of $662,611 that may be available to reduce future years’ taxable income through 2027 to 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2011 and 2010:

Deferred tax assets:	2011	2010
Net operating loss carryforward	$646,004	$567,271

Total deferred tax assets	$226,101	$198,545
Less: Valuation allowance	(226,101)	(198,545)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 30, 2011 was $226,101. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011.

NOTE 7.                      RELATED PARTY TRANSACTIONS

At December 31, 2011, the Company owed a shareholder/director $62 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

At December 31, 2010, the Company had a related party receivable of $4,255 for a loan to a relative of one of the shareholders.  This related party receivable was collected by the Company during the year ended December 31, 2011.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8.                      STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2011 and 2010:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,050,000 and 14,100,000 shares issued and outstanding at December 31, 2011 and 2010, respectively.

On July 26, 2011, the Company issued 200,000 shares of restricted common stock for services valued at $90,000 ($0.45 per share).  The shares were valued at fair market value on July 26, 2011, the agreement date.

On September 22, 2011, the Company issued 300,000 warrants for services valued at $53,160.  Each warrant is convertible into one share of common stock at an exercise price of $0.45.  All warrants are fully vested and are exercisable at any time up to and including January 1, 2015.  As of December 31, 2011, no warrants have been exercised.  The fair value of these warrants was estimated at the grant date using Black-Scholes Option Pricing Model with current value of the stock at $0.37; dividend yield of 0%; risk-free interest rate of 0.34% (3 year Treasury Note rate at the issue date); volatility rate of 78.94%; and expiration date of 3.25 years.

On October 15, 2011, the Company issued 200,000 shares of common stock in satisfaction of a subscription payable for services valued at $74,000 ($0.37 per share).  The shares were valued at fair market value on September 22, 2011, the agreement date.

On October 21, 2011 the Company issued 500,000 shares of common stock for the purchase of www.checkinsave.com valued at $210,000 ($0.42 per share).  The shares were valued at fair market value on September 13, 2011, the agreement date.

On November 28, 2011 the Company issued 50,000 shares of common stock as payment of a referral fee valued at $19,450 ($0.39 per share).  The shares were valued at fair market value on November 28, 2011, the agreement date.

NOTE 9.                      STOCK OPTION PLAN

On December 22, 2008, the Board of Directors of the Company ratified, approved, and adopted a Stock Option Plan for the Company allowing for the grant of up to 1,400,000 options to acquire common shares with terms of up to 5 years.  In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to thirty days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

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

On September 13, 2011, the Company granted a total of 200,000 stock options to consultants of the Company at $0.50 per option for a term of 2 years.  Upon each anniversary of the agreement, a total of 100,000 options will become vested and available for purchase by the Consultants. The total fair value of these options at the date of grant was estimated at $12,820 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 2 years, a risk free interest rate of 0.25%, a dividend yield of 0%, and an expected volatility of 66.59%.  The estimated incremental fair value of these options of $1,870 was recorded as a stock based compensation expense in fiscal 2011.

The Company’s stock option activity for the years ended December 31, 2011 and 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	600,000	$ 0.50	3.00
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2010	600,000	$ 0.50	2.00
Granted	200,000	0.50	2.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2011	800,000	$ 0.50	2.00

NOTE 10.                      OPERATING LEASES

The company has a lease for its office rent.  The payment is $2,300 per month through March 30, 2011.  A new lease begins on April 1, 2011 and ends on March 31, 2012.  The payment is $2,000 per month for the new lease term.  Rent expense for the years ending December 31, 2011 and 2010 was $24,900 and $27,600 respectively.

The future lease obligations for the Company are:

2012	$ 12,000

NOTE 11.                      RISK CONCENTRATION

The Company has its cash and Certificates of Deposits only in FDIC insured accounts. The FDIC insures interest bearing deposit accounts up to $250,000.  The Company does not have any cash balances that are not covered by the FDIC deposit insurance.

NOTE 12.                      SUBSEQUENT EVENT

On February 14, 2012, the Company entered into a consulting agreement for software development services.  The Company will pay the Consultant $45 per hour for no more than 20 hours per week.  The term of the agreement is indefinite and “at-will”.

On February 24, 2012, the Company entered into an executive employment agreement.  Initial compensation for services is the option to purchase 1,000,000 shares of common stock exercisable at $0.30 per share for one year.  Additionally, the Executive will have the option to acquire 3,000,000 shares of restricted common stock from designated Company shareholders exercisable at $0.30 per share for one year.  In the event the Company consummates a merger transaction with either of two identified candidates within one year, the Company will issue 1,000,000 restricted shares of common stock to the Executive at the close of the merger transaction.