Form 10-Q
period 2012-03-31
Game Plan Holdings, Inc.
filed 2012-05-15
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
             (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common Stock	15,050,000	May 15, 2012

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1

	Statements of Operations for the three month period ending March 31, 2012 and 2011 and the period from inception (March 25, 1999) through March 31, 2012 (unaudited)	2

	Statements of Cash Flows for the three month periods ending March 31, 2012 and 2011 and the period from inception (March 25, 1999) through March 31, 2012 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures – Not Apllicable	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets
Cash	$2,489	$43,521
Marketable securities	5,080	3,732
Prepaid expenses	61,292	103,646

Total current assets	68,861	150,899

Property and equipment, net	5,412	6,163

Intangible assets
Website, net	211,800	230,172

Other assets

Security deposit	2,300	2,300

Total assets	$288,373	$389,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Due to related party	$1,858	$62
Accounts payable and accrued liabilities	6,179	8,751

Total current liabilities	8,037	8,813

Stockholders' equity

Common stock, authorized 100,000,000 shares, par value $0.001, 15,050,000 and 15,050,000 issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	15,050	15,050

Additional paid-in capital	1,931,744	1,562,093

Accumulated other comprehensive loss	(22,572)	(23,920)

Deficit accumulated during the development stage	(1,643,886)	(1,172,502)

Total stockholders' equity	280,336	380,721

Total liabilities and stockholders' equity	$288,373	$389,534

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			From inception
			(March 25, 1999)
	Three Months Ended	Three Months Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$-	$-	$6,608

Operating expenses:
General and administrative	31,786	12,276	535,781
Computer and website expenses	1,749	7,141	104,215
Professional fees	60,853	7,752	226,069
Officers wages	377,000	10,000	865,440

Total operating expenses	471,388	37,169	1,731,505

Other income (expenses):
Other income	-	540	703
Gain on sale of marketable securities	-	-	61,718
Loss on impairment of marketable securities	-	-	(8,924)
Interest income	4	79	27,693
Foreign currency transaction loss	-	-	(5)
Interest expense	-	-	(174)

Total other income (expenses)	4	619	81,011

Net loss	$(471,384)	$(36,550)	$(1,643,886)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	1,558
Unrealized gain (loss) on marketable securities	1,348	(61)	(24,130)

Other comprehensive income (loss)	1,348	(61)	(22,572)

Comprehensive loss	(470,036)	$(36,611)	$(1,666,458)

Basic loss per common share	(0.03)	(0.00)

Weighted average number of shares outstanding	15,050,000	14,100,000

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception on
	Three Months	Three Months	(March 25, 1999)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Operating Activities
Net loss	$(471,384)	$(36,550)	$(1,643,886)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	19,123	1,144	62,421
Gain on sale of marketable securities	-	-	(61,718)
Loss on impairment of marketable securities	-	-	8,924
Stock based compensation	380,302	-	769,243
Changes in operating assets and liabilities
Decrease in prepaid expenses	31,703	-	31,703
Decrease in related party receivable	-	4,255	2,450
Increase in other receivable	-	-	(5,800)
Increase in accounts payable and accrued liabilities	(2,572)	(2,884)	42,062

Net cash used in operating activities	(42,828)	(34,035)	(794,601)

Investing activities
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	1	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets	-	(4,000)	(34,500)
Purchase of fixed assets	-	-	(16,633)

Net cash provided by (used in) investing activities	-	(3,999)	(28,849)

Financing activities
Due to related party	1,796	564	1,858
Proceeds from sale of common stock	-	-	823,673

Cash provided by (used in) financing activities	1,796	564	825,531

Net (decrease) increase in cash	(41,032)	(37,470)	2,081
Effect of foreign currency translation adjustment		-	408
Cash, beginning of period	43,521	199,430	-

Cash, end of period	$2,489	$161,960	$2,489

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$-	$-	$228,500

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2012 and December 31, 2011as follows:

	Fair Value Measurements as of March 31, 2012 Using:

	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	03/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$5,080	$5,080	$0	$0
Total	$5,080	$5,080	$0	$0

	Fair Value Measurements as of December 31, 2011 Using:

	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,732	$3,732	$0	$0
Total	$3,732	$3,732	$0	$0

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Reclassifications

Professional fees of $7,752 were reclassified from general and administrative to professional fees in the statement of operations to conform to the current year presentation.  The reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings.

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

NOTE 3.         GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of $1,643,886 for the period from inception (March 25, 1999) to March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in “Gain on sale of marketable securities” on the statements of operations are $0 and $0 realized gains for the three months ended March 31, 2012 and 2011, respectively.  The Company did not sell any marketable securities during the three months ended March 31, 2012.  The Company recorded $1,348 and  ($61) of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the three months ended March 31, 2012 and 2011, respectively.

The following is a summary of available-for-sale marketable securities as of March 31, 2012 and December 31, 2011:

	March 31, 2012

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(24,130)	$5,080
Total	$29,210	$0	$(24,130)	$5,080

	December 31, 2011

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(25,478)	$3,732
Total	$29,210	$0	$(25,478)	$3,732

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2012 and 2011:
	March 31, 2012

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$1,920	$0	$(572)	$1,348
Total	$1,920	$0	$(572)	$1,348

	March 31, 2011

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$1,348	$(1,387)	$(22)	$(61)
Total	$1,348	$(1,387)	$(22)	$(61)

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

NOTE 5.         PROPERTY AND EQUIPMENT

	03/31/12	12/31/11
Computers	$12,713	$12,713
Furniture & fixtures	3,472	3,472
Software	449	449
Less: Accumulated depreciation	(11,222)	(10,021)

Property and equipment, net	$5,412	$6,613

Depreciation expense was $1,201 and $1,143 for the three months ending March 31, 2012 and 2011, respectively.

NOTE 7.         RELATED PARTY TRANSACTIONS

At March 31, 2012, the Company owed a shareholder/director $1,858 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

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

NOTE 8.         STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2012 and December 31, 2011:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,050,000 shares issued and outstanding at March 31, 2012 and December 31, 2011.

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

On September 13, 2011, the Company granted a total of 200,000 stock options to consultants of the Company at $0.50 per option for a term of 2 years.  Upon each anniversary of the agreement, a total of 100,000 options will become vested and available for purchase by the Consultants. The total fair value of these options at the date of grant was estimated at $12,820 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 2 years, a risk free interest rate of 0.25%, a dividend yield of 0%, and an expected volatility of 66.59%.  The estimated incremental fair value of these options of $1,651 and $1,870 was recorded as a stock based compensation expense for March 31, 2012 and December 31, 2011, respectively.

On February 24, 2012, the Company granted a total of 4,000,000 stock options as part of an executive compensation agreement with the Company’s new president at $0.30 per option for a term of one year.  The one year term commenced on the date the option agreement was executed.  The total fair value of these options at the grant date was estimated to be $368,000 and was determined using the Black- Scholes option pricing model with an expected life of one year, a risk free interest rate of 0.33%, a dividend yield of 0%, and expected volatility of 67.05% and was recorded as stock based compensation for the period ended March 31, 2012.

The Company’s stock option activity for the periods ended March 31, 2012 and December 31, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	600,000	$0.50	3.00
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2010	600,000	0.50	2.00
Granted	200,000	0.50	2.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2011	800,000	0.50	2.00
Granted	4,000,000	0.30	1.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, March 31, 2012	4,800,000	$0.33	1.17

NOTE 10.       OPERATING LEASES

The company has a lease for its office rent.  The payment was $2,300 per month through March 30, 2011.  On April 1, 2011 a new lease began, which ended on March 31, 2012.  This lease has been extended an additional six months ending September 30, 2012. The payment continues to be $2,000 per month for the new lease term.  Rent expense for the three months ending March 31, 2012 and 2011 was $6,000 and $6,900 respectively.

NOTE 11.       RISK CONCENTRATION

The Company has its cash and Certificates of Deposits only in FDIC insured accounts. The FDIC insures interest bearing deposit accounts up to $250,000.  The Company does not have any cash balances that are not covered by the FDIC deposit insurance.

NOTE 12.       SUBSEQUENT EVENT

On April 1, 2012, the Company’s president, Mr. Hazzard, formally resigned as President.  Mr. Hazzard will continue to act as the CEO for the Company.  Prior to his resignation, the Company entered into an executive agreement with Mr. Bachman, where Mr. Bachman will assume the role as President for the Company.

On April 1, 2012, the Company entered into a consulting agreement with Mrs. Mabanta- Hazzard.  Mrs. Mabanta- Hazzard will assume the role of Vice President and CFO of the Company.  Compensation for her services will be $2,500/ month, payable in the Company’s common stock.  The number shares issued will be determined using the weighted average closing price of the stock  for the five trading days preceding the first of each month.

Item 2.             Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, include forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Results of Operations for the Quarter Ended March 31, 2012

Our revenues from March 25, 1999 (year of inception) to March 31, 2012 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount $471,388 for the quarter ended March 31, 2012 as compared to $37,169 for the quarter ended March 31, 2011 (an increase of $434,219).  The increase can be attributed to an increase in the accrual of officer wages and professional fees.

These operating expenses consisted of general and administrative expenses in the amount of $31,786 (2011: $12,276), computer and website expenses in the amount of $1,749 (2011: $7,141); professional fees in the amount of $60,853 (2011: $7,752), and officer wages in the amount of $377,000 (2011: $10,000).

Our net loss for the quarter ended March 31, 2012 was $471,384 as compared to our net loss of $36,550 for the quarter ended March 31, 2012.  During the quarters ended March 31, 2012 and 2011 we generated no revenue.

The weighted average number of shares outstanding was 15,050,000 and 14,100,000 at March 31, 2012 and March 31, 2011 respectively.

Liquidity and Capital Resources

As of March 31, 2012 we had cash of $2,489, as compared to $43,521 as of December 31, 2011.  As of March 31, 2012 we had working capital of $60,824, as compared to $142,086 as of December 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report for the year ended December 31, 2011 that they have substantial doubt we will be able to continue as a going concern. We do believe that our present operating capital position is sufficient to finance our operations for at least the next 12 months. We base this conclusion about our historical cash needs and while we anticipate that our cash needs may increase slightly in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, our company may cease operations and eventually be forced to disband our business operations.

We anticipate that as our website development and associated marketing plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our becoming a public company will be an additional expense for the calendar year 2012 and that a similar amount of increased public company expenditures will be incurred for the calendar year 2012.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.             Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Annual Report on Form 10-K for Year Ended December 31, 2011

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2011, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended March 31, 2012, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

Item 2.             Unregistered Sales Of Equity Securities And Use Of Proceeds.

There were no unregistered sales of equity securities during the period from January 1, 2012 through March 31, 2012.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not Applicable.

Item 5.             Other Information.

On April 1, 2012, the Company’s president, Mr. Hazzard, formally resigned as President.  Mr. Hazzard will continue to act as the CEO for the Company.  Prior to his resignation, the Company entered into an executive agreement with Mr. Bachman, where Mr. Bachman will assume the role as President for the Company.

On April 1, 2012, the Company entered into a consulting agreement with Mrs. Mabanta- Hazzard.  Mrs. Mabanta- Hazzard will assume the role of Vice President and CFO of the Company.  Compensation for her services will be $2,500/ month, payable in the Company’s common stock.  The number shares issued will be determined using the weighted average closing price of the stock for the five trading days preceding the first of each month.

Item 6.             Exhibits.

Number	Exhibit

10.1	Consulting Agreement between the Company and Christina Mabanta-Hazzard dated April 1, 2012
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer

Date: May 15, 2012	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer