Form 10-Q
period 2012-06-30
Game Plan Holdings, Inc.
filed 2012-08-14
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Class of Stock	No. Shares Outstanding	Date
Common Stock	15,050,000	August 14, 2012

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	1

	Statements of Operations for the three month period ending June 30, 2012 and 2011 and the period from inception (March 25, 1999) through June 30, 2012 (unaudited)	2

	Statements of Cash Flows for the three month periods ending June 30, 2012 and 2011 and the period from inception (March 25, 1999) through June 30, 2012 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures – Not Applicable	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Information.

Game Plan Holdings, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash	$11,693	$43,521
Marketable securities	3,747	3,732
Prepaid expenses	28,916	103,646
Total current assets	44,356	150,899

Property and equipment, net	5,109	6,163

Intangible assets
Website, net	157,878	230,172
Other assets
Security deposit	2,300	2,300

Total assets	$209,643	$389,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to related party	$52,211	$62
Accounts payable and accrued liabilities	23,952	8,751
Total current liabilities	76,163	8,813

Stockholders' equity

Common stock, authorized 100,000,000 shares, par value $0.001, 15,050,000 and 15,050,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	15,050	15,050
Additional paid-in capital	1,931,744	1,562,093
Accumulated other comprehensive loss	(23,905)	(23,920)
Common stock payable	7,500	–
Deficit accumulated during the development stage	(1,796,909)	(1,172,502)

Total stockholders' equity	133,480	380,721

Total liabilities and stockholders' equity	$209,643	$389,534

 The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From inception (March 25, 1999) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenue	$–	$–	$–	$–	$6,608

Operating expenses:
General and administrative	30,363	12,878	62,149	27,706	536,149
Computer and website expenses	1,867	7,046	3,616	14,187	106,082
Impairment of website	34,985	–	34,985	–	34,985
Professional fees	69,231	26,912	130,084	46,733	325,295
Officers wages	16,500	9,000	393,500	19,000	881,940

Total operating expenses	152,946	55,836	624,334	107,626	1,884,451

Other income (expenses):
Other income	–	–	–	540	703
Gain on sale of marketable securities	–	–	–	–	61,718
Loss on impairment of marketable securities	–	–	–	–	(8,924)
Interest income	–	48	4	127	27,693
Foreign currency transaction loss	–	–	–	–	(5)
Interest expense	(77)	–	(77)	–	(251)

Total other income (expenses)	(77)	48	(73)	667	80,934

Net loss	$(153,023)	$(55,788)	$(624,407)	$(106,959)	$(1,796,909)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	–	–	–	–	1,558
Unrealized gain (loss) on marketable securities	(1,333)	3,376	15	3,315	(25,463)
	–
Other comprehensive income (loss)	(1,333)	3,376	15	3,315	(23,905)
	–
Comprehensive loss	$(154,356)	$(52,412)	$(624,392)	$(103,644)	$(1,820,814)

Basic loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	15,050,000	14,100,000	15,050,000	14,100,000

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception on
	Six Months	Six Months	(March 25, 1999)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Operating Activities

Net loss	$(624,407)	$(106,959)	$(1,796,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,363	1,871	81,661
Gain on sale of marketable securities	–	–	(61,718)
Loss on impairment of marketable securities	–	–	8,924
Impairment of website	34,985	–	34,985
Stock-based compensation	420,178	–	809,119
Changes in operating assets and liabilities:	–	–	–
Decrease in prepaid expenses	31,703	–	31,703
Decrease in related party receivable	–	4,255	2,450
Increase in other receivable	–	–	(5,800)
Increase in accounts payable and accrued liabilities	15,201	39,585	59,835

Net cash used in operating activities	(83,977)	(61,248)	(835,750)

Investing activities
Change in other investments	–	–	(2,450)
Purchases of marketable securities	–	1	(197,140)
Sales of marketable securities	–	–	221,874
Purchase of intangible assets	–	(6,800)	(34,500)
Purchase of fixed assets	–	(1,836)	(16,633)

Net cash used in investing activities	–	(8,635)	(28,849)

Financing activities
Advances from related party	52,211	283	52,273
Payments on related party advances	(62)	–	(62)
Proceeds from sale of common stock	–	–	823,673

Cash provided by financing activities	52,149	283	875,884

Effect of foreign currency translation adjustment	–	–	408
Net (decrease) increase in cash	(31,828)	(69,600)	11,285

Cash, beginning of period	43,521	199,430	–

Cash, end of period	$11,693	$129,830	$11,285

Supplemental disclosure of cash flow information:
Interest paid	$77	$–	$216
Income taxes paid	$–	$–	$–

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$–	$–	$35,883
Shares issued for prepaid legal fees	$–	$–	$7,824
Shares issued for prepaid consulting fees	$–	$–	$92,322
Shares issued for intangible asset	$–	$–	$228,500

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2012 and December 31, 2011as follows:

	Fair Value Measurements as of June 30, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	06/30/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,747	$3,747	$0	$0
Total	$3,747	$3,747	$0	$0

	Fair Value Measurements as of December 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/10	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,732	$3,732	$0	$0
Total	$3,732	$3,732	$0	$0

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

Impairment of Long-lived Assets

We test intangibles and long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When an impairment loss is recognized for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2012-02 and believes the item listed below may impact the Company’s financial statements.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2012-02-Intangibles-Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. The adoption of this update will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses. This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,796,909 for the period from inception (March 25, 1999) to June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in “Gain on sale of marketable securities” on the statements of operations are $0 and $0 realized gains for the six months ended June 30, 2012 and 2011, respectively. The Company did not sell any marketable securities during the six months ended June 30, 2012. The Company recorded $15 and $3,315 of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the six months ended June, 2012 and 2011, respectively.

The following is a summary of available-for-sale marketable securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012
Description	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$-25,453	$3,747
Total	$29,210	$0	$-25,463	$3,747

	December 31, 2011
Description	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$-25,478	$3,732
Total	$29,210	$0	$-25,478	$3,732

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income (loss) for the six months ended June 30, 2012 and 2011:

	June 30, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$320	$0	$-305	$15
Total	$320	$0	$-305	$15

	June 30, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$4,762	$0	$-1,447	$3,315
Total	$4,762	$0	$-1,447	$3,315

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

NOTE 5. PROPERTY AND EQUIPMENT

	June 30, 2012	December 31, 2011
Computers	$12,713	$12,713
Furniture & fixtures	3,472	3,472
Software	449	449
Accumulated depreciation	(11,525)	(10,021)

Property and equipment, net	$5,109	$6,613

Depreciation expense was $1,055 and $1,871 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6. INTANGIBLE ASSETS

During the quarter ended June 30, 2012, the Company evaluated the revenue potential of its websites (HazzSports.com and TotalScout.com). Based upon this evaluation, the Company determined that the future revenue outlook for these two websites was zero. Accordingly, the Company performed an impairment assessment on these two assets. The preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. The Company recorded a $34,985 impairment charge during the quarter ended June 30, 2012.

The following is a summary of intangible assets as of June 30, 2102 and 2011:

	June 30, 2012	June 30, 2011
Intangible assets
Website (CheckinSave.com)	$157,878	$176,815
Website other (HazzSports.com and TotalScout.com)	–	34,985
Website, net	$157,878	$211,800

NOTE 7. RELATED PARTY TRANSACTIONS

At June 30, 2012, the Company owed a shareholder/director $52,259 for advances made to the Company by a shareholder/director.

On April 1, 2012, the Company entered into a consulting agreement with Mrs. Mabanta- Hazzard. Mrs. Mabanta- Hazzard will assume the role of Vice President and CFO of the Company. Compensation for her services will be $2,500/ month, payable in the Company’s common stock. The number shares issued will be determined using the weighted average closing price of the stock for the five trading days preceding the first of each month. Mrs. Mabanata-Hazzard compensation was recorded as common stock payable totaling $7,500 as of June 30, 2012.

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

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2012 and December 31, 2011:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,050,000 shares issued and outstanding at June 30, 2012 and December 31, 2011.

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

The Company’s stock option activity for the periods ended June 30, 2012 and December 31, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	600,000	$0.50	3.00
Granted	–	–	–
Exercised	–	–	–
Expired / cancelled	–	–	–
Balance, December 31, 2010	600,000	$0.50	2.00
Granted	200,000	0.50	2.00
Exercised	–	–	–
Expired / cancelled	–	–	–
Balance, December 31, 2011	800,000	$0.50	2.00
Granted	4,000,000	0.30	1.00
Exercised	–	–	–
Expired / cancelled	–	–	–
Balance, June 30, 2012	4,800,000	$0.33	1.17

NOTE 10. OPERATING LEASES

The company has a lease for its office rent. The payment is $2,300 per month through March 30, 2011. On April 1, 2011 a new lease began, which ended on March 31, 2012. This lease has been extended an additional six months ending September 30, 2012. The payment continues to be $2,000 per month for the new lease term. Rent expense for the six months ending June 30, 2012 and 2011 was $12,000 and $12,900 respectively.

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Results of Operations for the Quarter Ended June 30, 2012

Our revenues from March 25, 1999 (year of inception) to June 30, 2012 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount $624,334 for the six months ended June 30, 2012. We incurred operating expenses in the amount of $152,946 for the quarter ended June 30, 2012 as compared to $55,836 for the quarter ended June 30, 2011 (an increase of $97,110).  The increase can be attributed to an increase in the accrual of officer wages and professional fees, an increase in general and administrative expenses, and a loss on impairment website.

These operating expenses consisted of general and administrative expenses in the amount of $30,363 (2011: $12,878), computer and website expenses in the amount of $1,867 (2011: $7,046); Impairment of website in the amount of $34,985 (2011: $-0-); professional fees in the amount of $69,231 (2011: $26,912), and officer wages in the amount of $16,500 (2011: $9,000).

Our net loss for the quarter ended June 30, 2012 was $153,023 as compared to our net loss of $55,788 for the quarter ended June 30, 2011.  During the quarters ended June 30, 2012 and 2011 we generated no revenue.

The weighted average number of shares outstanding was 15,050,000 and 14,100,000 at June 30, 2012 and June 30, 2011 respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $11,693, as compared to $43,521 as of December 31, 2011.  As of June 30, 2012, we had working capital of ($31,807), as compared to $142,086 as of December 31, 2011.

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

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses found in our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012 and Material Weaknesses found in our Annual Report on Form 10-K for the Year Ended December 31, 2011

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2011 and our Quarterly Report for the quarter ended March 31, 2012, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended June 30, 2012, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

Item 1a.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

There were no unregistered sales of equity securities during the period from April 1, 2012 through June 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer

Date: August 14, 2012	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer

