Form 10-Q
period 2012-09-30
Game Plan Holdings, Inc.
filed 2012-11-20
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

GAME PLAN HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	001-34359	20-0209899
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Class of Stock	No. Shares Outstanding	Date
Common Stock	15,050,000	November 19, 2012

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	4

	Statements of Operations for the three month period ending September 30, 2012 and 2011 and the period from inception (March 25, 1999) through September 30, 2012 (unaudited)	5

	Statements of Cash Flows for the three month periods ending September 30, 2012 and 2011 and the period from inception (March 25, 1999) through September 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures – Not Applicable	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information.

Game Plan Holdings, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$23,872	$43,521
Marketable securities	2,495	3,732
Prepaid expenses	–	103,646
Total current assets	26,367	150,899

Property and equipment, net	3,900	6,163

Intangible assets
Website, net	138,166	230,172

Other assets
Security deposit	2,300	2,300

Total assets	$170,733	$389,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to related party	$107,191	$62
Accounts payable and accrued liabilities	34,719	8,751

Total current liabilities	141,910	8,813

Stockholders' equity
Common stock, authorized 100,000,000 shares, par value $0.001, 15,050,000 and 15,050,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	15,050	15,050
Additional paid-in capital	1,929,466	1,562,093
Accumulated other comprehensive loss	1,558	(23,920)
Common stock payable	15,000	–
Deficit accumulated during the development stage	(1,932,251)	(1,172,502)

Total stockholders' equity	28,823	380,721

Total liabilities and stockholders' equity	$170,733	$389,534

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					From inception
	Three	Three Months	Nine Months	Nine Months	(March 25, 1999)
	Months Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	$–	$–	$–	$–	$6,608

Operating expenses:
General and administrative	31,817	12,630	93,966	34,399	567,966
Computer and website expenses	1,779	7,230	5,395	21,417	107,861
Impairment of website	–	–	34,985	–	34,985
Stock-based compensation	5,222	–	382,373	28,233	771,314
Professional fees	60,796	37,245	189,229	62,664	10,499
Officers wages	9,000	9,000	27,000	27,000	500,440

Total operating expenses	108,614	66,105	732,948	173,703	1,993,065

Other income (expenses):
Other income	–	13	–	553	703
Gain on sale of marketable securities	–	–	–	–	61,718
Loss on impairment of marketable securities	(26,715)	–	(26,715)	–	(35,639)
Interest income	–	48	4	147	27,693
Foreign currency transaction loss	–	–	–	–	(5)
Interest expense	(13)	–	(90)	–	(264)

Total other income (expenses)	(26,728)	61	(26,801)	700	54,206

Net loss	$(135,342)	$(66,044)	$(759,749)	$(173,003)	$(1,932,251)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	–	–	–	–	1,558
Unrealized gain (loss) on marketable securities	25,463	(2,483)	25,478	831	–

Other comprehensive income (loss)	25,463	(2,483)	25,478	831	1,558

Comprehensive loss	$(109,879)	$(68,527)	$(734,271)	$(172,172)	$(1,930,693)

Basic loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of shares outstanding	15,050,000	14,264,444	15,050,000	14,264,444

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception on
	Nine Months	Nine Months	(March 25, 1999)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Operating Activities

Net loss	$(759,749)	$(173,003)	$(1,932,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,284	2,637	102,582
Gain on sale of marketable securities	–	–	(61,718)
Impairment of marketable securities	26,715	–	35,639
Impairment of website	34,985	–	34,985
Stock-based compensation	382,373	28,223	771,314
Changes in operating assets and liabilities
Decrease in prepaid expenses	103,646	–	103,646
Decrease in related party receivable	–	4,255	2,450
Increase in other receivable	–	–	(5,800)
Decrease in accounts payable and accrued liabilities	25,968	39,658	70,602

Net cash used in operating activities	(126,778)	(98,230)	(878,551)

Investing activities
Change in other investments	–	–	(2,450)
Purchases of marketable securities	–	–	(197,140)
Sales of marketable securities	–	–	221,874
Purchase of intangible assets	–	(6,800)	(34,500)
Purchase of fixed assets	–	(1,836)	(16,633)

Net cash used in investing activities	–	(8,636)	(28,849)

Financing activities
Advances from related party	107,129	(1,036)	107,191
Payments on related party advances	–	–	–
Proceeds from sale of common stock	–	–	823,673

Cash provided by financing activities	107,129	(1,036)	930,864

Net (decrease) increase in cash	(19,649)	(107,902)	23,464
Effect of foreign currency translation adjustment	–	–	408
Cash, beginning of period	43,521	199,430	–

Cash, end of period	$23,872	$91,528	$23,872

Supplemental disclosure of cash flow information:
Interest paid	$–	$–	$139
Income taxes paid	$–	$–	$–

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$–	$–	$35,883
Shares issued for prepaid legal fees	$–	$–	$7,824
Shares issued for prepaid consulting fees	$–	$–	$92,322
Shares issued for intangible asset	$–	$–	$228,500

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

NOTE 2. BASIS OF PRESENTATON AND SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December, 31 2012.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2012 and December 31, 2011 as follows:

	Fair Value Measurements as of September 30, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	09/30/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,495	$2,495	$0	$0
Total	$2,495	$2,495	$0	$0

	Fair Value Measurements as of December 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,732	$3,732	$0	$0
Total	$3,732	$3,732	$0	$0

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

Reclassifications

Professional fees of $7,752 were reclassified from general and administrative to professional fees in the statement of operations to conform to the current presentation. The reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings.

Other Comprehensive Income (Loss)

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other-than-temporary declines in the market value of available for-sale-securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other-than-temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2012-02 and believes those listed below may impact the Company’s financial statements.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2012-02-Intangibles-Goodwill and Other (Topic 350). The amendments in the Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

The amendments are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. The adoption of this update will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses. This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,932,251 for the period from inception (March 25, 1999) to September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other-than-temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. During 2010, the Company recorded an impairment charge of $8,924 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary. During the nine months ended September 30, 2012, the Company recorded an impairment charge of $26,715 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Loss on impairment of marketable securities” on the statements of operations are $26,715 and $0 realized gains for the nine months ended September 30, 2012 and 2011, respectively. The Company did not sell any marketable securities during the nine months ended September 30, 2012. The Company recorded $0 and $831 of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the nine months ended September, 2012 and 2011, respectively

The following is a summary of available-for-sale marketable securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(26,715)	$2,495
Total	$29,210	$0	$(26,715)	$2,495

	December 31, 2011
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(25,478)	$3,732
Total	$29,210	$0	$(25,478)	$3,732

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2012 and 2011:

	September 30, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$0	$0	$0	$0
Total	$0	$0	$0	$0

	September 30, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$3,376	$0	$(2,454)	$831
Total	$3,376	$0	$(2,454)	$831

The following is a summary of the loss from impairment of marketable securities and the gains or losses reclassified from Other Comprehensive Income (OCI) as of September 30, 2012:

	September 30, 2012
	Proceeds	Gross	Gross	Gain or (Loss)
	From	Realized	Realized	Reclassified
Description	Sales	Gains	(Losses)	From O.C.I
Equity securities	$0	$0	$(25,478)	$(25,478)
Total	$0	$0	$(25,478)	$(25,478)

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

NOTE 5. PROPERTY AND EQUIPMENT

	September 30, 2012	December 31, 2011

Computers	$12,713	$12,713
Furniture & fixtures	3,472	3,472
Software	449	449
Accumulated depreciation	(12,734)	(10,021)

Property and equipment, net	$3,900	$6,163

Depreciation expense was $2,263 and $2,152 for the nine months ending September 30, 2012 and 2011, respectively.

NOTE 6. INTANGIBLE ASSETS

During the nine months ended September 30, 2012, the Company evaluated the revenue potential of its websites (HazzSports.com and TotalScout.com). Based upon this evaluation, the Company determined that the future outlook for these two websites was zero. Accordingly, the Company performed and impairment assessment on these two assets. The preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. The Company recorded a $34,985 impairment charge during the nine months ended September 30, 2012.

The following is a summary of intangible assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Intangible assets
Website (CheckinSave.com)	$228,500	$228,500
Website other (HazzSports.com and TotalScout.com)	–	34,985
Accumulated depreciation	(90,334)	(33,313)
Website, net	$138,166	$230,172

Amortization expense was $57,021 and $485 for the nine months ending September 30, 2012 and 2011, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

At September 30, 2012, the Company owed a shareholder/director $107,191 for reimbursement of company expenses paid for by the shareholder/director on behalf of the Company.

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

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2012 and December 31, 2011:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,050,000 shares issued and outstanding at September 30, 2012 and December 31, 2011.

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

The Company’s stock option activity for the periods ended September 30, 2012 and December 31, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	600,000	$0.50	3.00
Granted	–	–	–
Exercised	–	–	–
Expired / cancelled	–	–	–
Balance, December 31, 2010	600,000	$0.50	2.00
Granted	200,000	0.50	2.00
Exercised	–	–	–
Expired / cancelled	–	–	–
Balance, December 31, 2011	800,000	$0.50	2.00
Granted	4,000,000	0.30	1.00
Exercised	–	–	–
Expired / cancelled	–	–	–
Balance, September 30, 2012	4,800,000	$0.33	1.17

NOTE 10. OPERATING LEASES

The company has a lease for its office rent. The payment is $2,300 per month through March 30, 2011. On April 1, 2011 a new lease began, which ended on March 31, 2012. This lease has been extended an additional six months ending September 30, 2012. The payment continues to be $2,000 per month for the new lease term. Rent expense for the nine months ending September 30, 2012 and 2011 was $18,000 and $18,900 respectively.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Results of Operations for the Quarter Ended September 30, 2012

Our revenues from March 25, 1999 (year of inception) to September 30, 2012 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount $759,749 for the nine months ended September 30, 2012. We incurred operating expenses in the amount of $135,342 for the quarter ended September 30, 2012 as compared to $66,044 for the quarter ended September 30, 2011 (an increase of $69,298).  The increase can be attributed to an increase in the accrual of officer wages and professional fees, an increase in general and administrative expenses, and professional fees.

These operating expenses for the three months ended September 30, 2012 consisted of general and administrative expenses in the amount of $31,817 (2011: $12,630), computer and website expenses in the amount of $1,779 (2011: $7,230); professional fees in the amount of $60,792 (2011: $37,245), and officer wages in the amount of $9,000 (2011: $9,000).

These operating expenses for the nine months ended September 30, 2012 consisted of general and administrative expenses in the amount of $93,966 (2011: $34,399), computer and website expenses in the amount of $5,395 (2011: $21,417); professional fees in the amount of $189,229 (2011: $62,664), and officer wages in the amount of $27,000 (2011: $27,000).

Our net loss for the quarter ended September 30, 2012 was $135,342 as compared to our net loss of $66,044 for the quarter ended September 30, 2011.  During the quarters ended September 30, 2012 and 2011 we generated no revenue.

Our net loss for the nine months ended September 30, 2012 was $759,749 as compared to our net loss of $173,003 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012 and 2011 we generated no revenue.

The weighted average number of shares outstanding was 15,050,000 and 14,264,444 for the three months ended September 30, 2012 and 2011 respectively.

The weighted average number of shares outstanding was 15,050,000 and 14,264,444 for the nine months ended September 30, 2012 and 2011 respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $23,872, as compared to $43,521 as of December 31, 2011.  As of September 30, 2012, we had working capital deficit of $115,543, as compared to working capital of $142,086 as of December 31, 2011.

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

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012 and Material Weaknesses found in our Annual Report on Form 10-K for the Year Ended December 31, 2011

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2011 and our Quarterly Report for the quarter ended September 30, 2012, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended September 30, 2012, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1a.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

There were no unregistered sales of equity securities during the period from July 1, 2012 through September 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: November 19, 2012	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer

Date: November 19, 2012	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer

