Form 10-Q/A
period 2012-09-30
Game Plan Holdings, Inc.
filed 2012-11-27
CIK 1456090

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2012.

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

GAME PLAN HOLDINGS, INC.

Date: November 27, 2012	By:	/s/ Chuck Hazzard
Chuck Hazzard, Chief Executive Officer

Date: November 27, 2012	By:	/s/ Christina Mabanta-Hazzard
Christina Mabanta-Hazzard, Chief Financial and Accounting Officer

4