Form 10-K
period 2012-12-31
Game Plan Holdings, Inc.
filed 2013-04-01
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ] Yes   [X] No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of March 25, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,157,000 based upon the closing sales price of the registrant’s common stock as reported on the OTCQB Market.

As of March 25, 2013, 32,050,000 shares of common stock were issued and outstanding.

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

FOR THE YEAR ENDED DECEMBER 31, 2012

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

PART I

Item 1. Business

In General

Game Plan Holdings, Inc., a Nevada corporation, (the “Company”), owns and operates three social networking websites, www.hazzsports.com, www.totalscout.com, and www.checkinsave.com.

The Company maintains approximately 1000 square feet at 1712 Ravanusa Drive in Henderson, Nevada as our executive office space. The office space is located in a residential home, which is owned by Fauscom Investment Ltd., a shareholder of the Company. Concepcion Mabanta, the mother of Christina Hazzard, is the sole shareholder of Fauscom Investment, Ltd. On April 1, 2011, the Company entered into a new lease with Fauscom Investment Ltd, which began on April 1, 2011 and will terminated on March 31, 2012, under which the Company leased the same executive office space for $2,000 per month on the same terms and conditions as the previous lease. As of April 1, 2012, the Company entered into a new lease with Fauscom Investment Ltd. for a term of one year to lease the same executive office space for $2,000 per month on the same terms and conditions as the previous lease. This lease will expire on March 31, 2013.

The Company’s website servers and software development activities are conducted by third party vendors off-site.

Hazzsports.com is an online social networking website offering an interactive resource for sports enthusiasts. This online community provides a free area on the web for athletes, sports fans, coaches, and friends to network socially and professionally with each other. In addition, the Company owns Totalscout.com, which is also a social networking website which provides college baseball coaches with a way to create scouting reports and request scouting reports on opposing teams. Finally, the Company owns and operates CheckinSave.com, an online and mobile social networking site where users can “check in” at restaurants, bars, and other venues and accrue points for their check-ins, as well as those of their friends, to be used toward discounts and special offers.

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

As of February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all rights, title and interests in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”). Pursuant to the IP Agreement, the Company issued 11,000,000 shares of common stock to Sportingblood.

Sporting Blood is a vitamin and nutritional supplements company. Sporting Blood’s mission is to provide safe, reliable products that have been tested for integrity and quality. Sporting Blood has partnered with NSF International to undergo their stringent NSF Certified for Sport Certification Program. This certification is designed to minimize the risk that a dietary supplement contains banned substances or contaminants. The Company believes this industry is growing and that it is better suited to the strengths of company management. The Company intends to focus exclusively on the Sporting Blood supplement business proceeding forward and to minimize or eliminate its social networking business going forward. The Company plans to utilize a subscription-based replenishment model where customers sign up and receive an ongoing subscription for the products for which they register with automatic renewals being charged monthly to their credit card until cancellation. The Company will use social media as a primary means of marketing the supplements.

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

Pursuant to the Reorganization Agreement and Amendment, the final distribution was 8,000,000 shares of common stock in the name of Christina Hazzard, 2,148,000 shares of common stock in the name of Charles Hazzard, 332,000 shares in the names of the various Shareholders of the Company, and 3,070,000 shares in the names of the Game Plan Canada Shareholders.

Mr. Charles Hazzard received a total of 2,148,000 shares; however, he gifted 103,000 shares and has transferred 45,000 of his shares to individuals for services rendered to the Company.

Prior to the Reorganization Agreement and Amendment, Concepcion Mabanta, mother to Christina Hazzard, was the sole officer and director of Game Plan Canada. Ms. Hazzard was a majority shareholder of the Company; however, she did not act as an officer or director of Game Plan Canada at any time. In addition, Mr. Hazzard was not an officer, director or a shareholder of Game Plan Canada at any time.

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

For the years of 2008 through 2012, the Company focused upon the development and improvement of its websites: Hazzsports.com, TotalScout.com, and CheckinSave.com. These efforts include expanded website functionality, improved ease of use, increased traffic and search engine positioning, and advanced website metrics to provide improved measurement of website performance. The Company has been unable to generate revenue through its websites. Thus, as of February 2013, the Company has begun to pursue its new venture in the nutritional supplements industry and expects to devote all or most of its efforts and financial backing to the creating, branding, marketing and distributing the Sportingblood supplements.

Industry Background

Online Social Networking

Online social networking continues to grow and evolve to include a broad spectrum of websites and online services. From a category that attracted a relatively small number of users a few years ago, social networking websites now attract millions of users worldwide. The popularity of such social networking websites is because people have an innate desire to connect with others, be part of a community, express themselves, and maintain personal relationships. Generally, relationships are based on similar affiliations, which are related to shared experiences such as family, school, hobbies, or the workplace. People seek to nurture these relationships as well as other affiliations, such as those based on common interests, hobbies, and trends.

Many social networking websites face challenges in attracting, retaining, and monetizing online audiences. While there is a wide range of online social networking websites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences. Scale in a social network is required to create a "network effect," where members of the network benefit from the presence of other members, potentially accelerating growth in user activity and website visits. In addition, only a limited number of social networking websites has demonstrated that users are willing to pay for online social networking services.

Nutritional Supplements

Dietary and nutritional supplements are typically categorized as nutraceuticals, which are products that are derived from food sources that provide extra health benefits in addition to the basic nutritional value in foods.

The nutraceutical industry is a multi-billion dollar industry and is expected to continue to grow rapidly over the next several years. As health awareness raises concerns about what people put into their bodies, more and more people turn to nutritional and vitamin supplements for natural immunity boosts, athletic performance enhancers and other health benefits as an alternative to pharmaceutical products. The use of nutraceuticals is thought to accomplish desirable therapeutic outcomes with reduced side effects, as compared to other therapeutic agents. Nearly two-thirds of Americans take at least one type of nutraceutical health product.

An aging population has been a major factor contributing to this growth of the nutraceuticals market. By the year 2020, the number of individuals who are aged 60 years and above is expected to surpass 1.0 billion, with 70% of this populace dwelling in the developing nations. The nutraceuticals industry is geared to meet the rising demand for health foods and products as companies with sufficient capital for scientific research enter the nutraceuticals space. The trend towards personalized health nutrition is expected to provide solutions to successfully prevent, manage, and treat chronic medical illnesses. Also, the availability and accessibility of healthy foods in the developing nations, evolving understanding of the concepts that promote healthy living, and the launch of targeted foods and products scientifically formulated to address disease conditions are expected to support the growth of the nutraceuticals market in the near future.

Competition

Social Media Competition

The market for the Company’s websites is highly competitive, and the Company expects competition to significantly increase in the future. The Company maintains three separate websites, which focus upon three very different market segments.

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

Totalscout.com caters to a very different marketplace relative to Hazzsports.com. Totalscout.com is an online tool utilized exclusively by collegiate coaching staffs to standardize and electronically organize the process of generating scouting reports and then sharing them with other teams. The Company initially launched the website only among college baseball teams, but anticipates expanding the website to collegiate softball teams in the near future. If successful, the Company will continue to examine opportunities in other sports. The Company has been unable to identify a company providing services identical to Totalscout.com; however, companies such as www.perfectgame.org and www.rivals.com compete with certain aspects of Totalscout.com’s business plan.

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

Nutritional & Dietary Supplements Competition

The global nutritional and dietary supplements industry is highly competitive. Growing demand by consumers to lead healthier lifestyles and avoid dependency on synthetic drugs has spurred many companies, large and small, to break into the market. Major trends influencing the market include growing competition leading to industry consolidation, maturing markets in the developed regions, higher disposable incomes leading to greater personal care in the developing markets, growing affixation with beauty, and the launch of supplements enhancing beauty. Vitamin and mineral supplements are projected to generate relatively moderate growth in nutraceutical applications, resulting from intense pricing competition, overall lack of proprietary compounds, and mature product applications.

The industry continues to see large players from the food and pharmaceutical industries acquiring small companies to mark an entry into the market. Competition within the nutraceuticals market is driven by several factors, including price, safety and efficacy issues, packaging, brand loyalty and others. Key players in the field currently include Archer Daniels Midland Company, GlaxoSmithKline, Groupe Danone, Ocean Nutrition Canada, Pfizer Nutrition and Perrigo Company.

With growing similarity among products and formulations, maintaining brand loyalty is emerging as a critical, but complex, issue. On the other hand, factors restraining growth in the nutraceutical segment include the time taken between concept and product launch, the impact of false product claims which have impacted consumer confidence and lack of significant marketing promotion dollars that reach and educate the consumer.

Our Strategy

The Company’s overall objective is to minimize or eliminate its pursuit in the social networking sphere and to place its efforts in the nutritional supplements industry.

The Company intends to pursue market share in the nutritional supplements industry by:

●	Branding the Sportingblood products in the nutritional supplements industry as a safe, effective product, particularly for athletes.
●	Marketing the Sportingblood supplements nationwide as supplements that have undergone the stringent NSF Certified for Sport Certification Program.
●	Working with distributors to begin distributing the Sportingblood products as early as Spring 2013.

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

Our Products and Services

Social Media Websites

The Company’s two social media websites, Hazzsports.com and CheckinSave.com, are still operational. Since the Company does not have any current revenues for these websites, the Company is intending to focus primarily on the nutritional supplements industry and expects to minimize or completely eliminate its efforts in social media during 2013. The Company’s third website, Totalscout.com, is no longer operational.

Hazzsports.com visitors are invited to join as members and complete a brief membership form. The member must have a valid email address, provide a password and create a username. There will be no additional fees for a full membership. Members can then elect to build their profile and provide information about their personal interests, post photos and videos, and post blogs.

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

Totalscout.com was launched in February of 2010 and currently has 145 NCAA Division 1 Universities signed up. A number of these schools are among the most successful college programs in the county, including: the University of Arizona, Pepperdine University, Cal State Fullerton, Tulane, Auburn, Mississippi State, Cal Berkeley, and TCU. During the 2010 season we provided coaches with access free of charge to demonstrate the benefits of utilizing our system. To date, the Company has not generated any revenue through Totalscout.com. Totalscout.com is no longer operational.

On CheckinSave.com, users can check in to registered venues and the check-in will automatically be blasted out to users’ friends through various social media sites when users link accounts such as Facebook, Twitter, and Foursquare. Users receive 10 points each time they check in at a registered venue and 20 points each time a friend checks in to that location through the user’s social media referral. Users can then redeem accrued points for various discounts and deals offered by any of venue registered with CheckinSave.com.

Nutritional Supplements

The Company intends to focus on the nutritional supplements industry in 2013. With the acquisition of the intellectual property for Sportingblood, the Company plans to create, brand, market and distribute nutritional supplements that undergo stringent certification to ensure they are safe and effective for athletes and do not contain banned substances. The Company expects to engage distributors and other third party vendors to assist it with its national distribution of the Sportingblood products once these products are ready to go to market.

Marketing

The Company’s primary marketing efforts have been focused on attracting new members to its websites via a word of mouth campaign. Thus far, the Company’s marketing efforts for its websites has not generated enough traffic to allow the Company to generate revenue from its websites. The Company intends to continue to evaluate its marketing and to determine whether it will continue to pursue any efforts to keep these websites live.

In the nutritional supplements space, the Company intends to focus its efforts on branding and marketing the Sportingblood supplements. The Company believes the unique feature of offering NSF Certified for Sport supplements will provide the opportunity for the Company to create and gain market share in the growing but competitive supplements industry. Additionally, because the Company’s background has been and continues to be in the area of amateur and professional sports, the Company believes it has the necessary contacts and relationships to grow into the nutritional supplements industry, particularly for athletes.

Government Regulations

Social Media Regulation

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

Nutritional Supplements Regulation

Unlike pharmaceutical drugs, within the United States, nutraceutical products are widely available and monitored with the same level of scrutiny as "dietary supplements". Within the oversight of the Federal Food & Drug Administration, unlike many other countries such as Canada, the use of broad-based definitions creates inconsistent credibility distinguishing the standards, function, and effectiveness between "nutraceuticals" and "dietary supplements". Within this loose regulatory oversight, legitimate companies producing nutraceuticals provide credible scientific research to substantiate their manufacturing standards, products, and consumer benefits and differentiate their products from "dietary supplements".

Despite the international movement within the industry, professional organizations, academia, and health regulatory agencies to add specific legal and scientific criterion to the definition and standards for nutraceuticals, within the United States the term is not regulated by the FDA. The FDA still uses a blanket term of "dietary supplement" for all substances without distinguishing their efficacy, manufacturing process, supporting scientific research, and increased health benefits.

In 1994 Congress passed legislation known as the Dietary Supplement Health and Education Act (DSHEA). The law restricted the Food and Drug Administration (FDA) in the regulations it could enforce limiting label claims on dietary supplements. Specifically, DSHEA allows dietary supplement labels to carry statements dealing with structure/function claims such as "supports the immune system." Section 6 of DSHEA states that structure/function statements are "statements of nutritional support . . . that describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans."

The intent of DSHEA was to provide consumers access to more health-related information about dietary supplements. However, sifting through the complicated language contained in the legislation is a formidable task. The fine line in semantics with respect to a supplement "supporting" a normal body function as opposed to "treating a disease" remains as controversial an area as the current debate over how the FDA actually defines "diseases." Members of the nutraceutical industry, including manufacturers, distributors, and sales associates, are becoming increasingly aware, however, of the importance of understanding and adhering to these oftentimes confusing guidelines in marketing nutraceuticals.

In 2005, the National Academies Institute of Medicine and National Research Council created a blue-ribbon committee to create an improved framework for the Federal Food & Drug Administration to evaluate dietary supplements, though the improved framework fails to distinguish between "nutraceuticals" and "dietary supplements". With the continued use of a broad definition and lacking greater distinction, a cost-effective and scientifically based framework was needed to evaluate the safety of "dietary supplements" including those consumer products recognized internationally as "nutraceuticals".

Employees

As of 2013, the Company employs one person, Chuck Hazzard. The Company conducts its business largely through agreements with consultants and other independent third parties. The Company intends to enter several employment agreements in 2013 in order to expand the Company and proceed with its plans to enter the nutritional supplements industry.

Although Ms. Christina Hazzard, who serves as the Company’s Chief Financial Officer, is not an employee of the Company, she devotes 25% of her time per week to the business of the Company in her capacity as the Company’s Chief Financial Officer.

Subsidiaries

The Company does not currently have any subsidiaries.

Patents

The Company does not own, either legally or beneficially, any patent.

Trademarks

The Company owns five trademarks, which are registered with the United States Patent and Trademark Office: Trademark Registration No. 3,609,416 for the Hazzsports.com logo, Trademark Registration No. 3,521,870 for Hazzsports.com, Trademark Registration No. 3,620,491 for the slogan, “It’s better to be a Hazz been than a never was,” Trademark Registration No. 4,215,313 for the CheckinSave logo, and Trademark Registration No. 4,215,312 for CheckinSave. The Company has two pending trademarks: Trademark Serial No. 85857176 for “Sporting Blood” and Trademark Serial No. 85835704 for “Sportingblood.” These pending trademark applications are registered under Andrew Bachman and will be assigned to the Company pursuant to the IP Agreement.

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

Risks Related to the Company

The Company has a limited operating history.

The operation of the Company, social networking, constitutes a relatively new venture. As a result, the Company has limited financial information on which you can evaluate the prior performance of the Company. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.

The Company has just begun the initial stages of its business plan. As a result, the Company has no way to evaluate the likelihood it will be able to operate the business successfully. The Company has earned minimal revenues, and thus faces a high risk of business failure.

There is no assurance of planned growth and the inability to grow could adversely affect operating results.

The Company believes that its future operating results will depend largely on its ability to increase its penetration in existing and future markets. Additional personnel and assets may be required to execute those actions. There can be no assurance that the Company will successfully expand and operate profitably. Its expansion plans have and may continue to result in increased operating expenses in the future. Results of operations may therefore be adversely affected during this expansion. There can be no assurance that the Company will anticipate and respond effectively to all of the changing demands that its expanding operations will have on the Company’s management, information and operating systems. The failure to adapt its systems could have a material adverse effect on the Company’s results of operations and financial condition. There is no assurance that the Company will successfully achieve its planned expansion or, if achieved, that the expansion will result in profitable operations.

The Company’s President and affiliated individuals will collectively own a majority of the shares of common stock of the Company. Thus, investors may find that the corporate decisions influenced by them may be inconsistent with the best interests of other stockholders.

After the closing of the Sporting Blood Acquisition, the Company’s President, Andrew Bachman, and affiliated individuals, including other owners of Sporting Blood, will collectively own a majority of the shares of Common Stock of the Company. Because Mr. Bachman and other Sporting Blood owners will own a majority of the shares of common stock of the Company, they will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

The consideration being paid to management has not been determined based on arm’s length negotiation.

The stock and cash consideration being paid by the Company to management has not been determined based on arm’s length negotiation. While management believes that the consideration is fair for the work being performed, there is no assurance that the consideration to management reflects the true market value of its services.

Risks Related to the Sporting Blood Acquisition

The Company expects to face increasing competition that could result in an inability to gain market share and an inability to generate revenues.

The nutritional and dietary supplements industry is highly competitive and is expected to continue to see higher levels of competition. Many of the large food and pharmaceutical companies have entered the industry, allowing for larger marketing campaigns and brand recognition to gain greater market share. Additionally, companies have been involved in the nutritional and dietary supplements industry for many years, allowing them to gain consumer loyalty. If the Company cannot generate consumer following in order to gain a market share, it may not be able to generate revenues, and the Company’s financial condition could be adversely affected.

The Company may be adversely affected if it is unable to protect its intellectual property, including from infringement by third parties.

The Company is in the process of acquiring the intellectual property from Sporting Blood, including trademark registration of Sporting Blood and certain product formulations. The Company cannot assure any future trademark registrations will be issued for pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of its proprietary rights. Additionally, the Company cannot guarantee that it can adequately protect its intellectual property from infringement by third parties. Failure to adequately protect its trademark or product formulations may result in an inability to create or maintain brand recognition or loyalty, which may adversely affect the Company’s operations or financial condition.

Our products and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous governmental agencies and authorities, such as the FDA, the FTC, the USDA and state regulatory agencies. These markets have varied regulations which may require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state or local regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material negative impact on our financial position, results of operations or cash flows.

Availability and integrity of raw materials could become compromised.

We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We have many agreements for the supply of materials used in the manufacture of our products in order to hedge against shortages or potential spikes in material costs. We also contract with third-party manufacturers and suppliers for the production of some of our products. In the event we were to lose any significant suppliers and experience any difficulties in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide us with the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to the delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events.

Our suppliers may experience production difficulties with respect to our products, including the delivery of materials or products that do not meet our quality control standards. These quality problems may result in stock outages or shortages of our products, and could harm our sales and create inventory write-offs for unusable product.

Product liability claims could harm our business.

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in alleged injury to consumers due to tampering by unauthorized third parties or product contamination and/or other causes. Defending against such potential claims and in the event of a finding of liability, the Company could be subject to severe monetary and other penalties, which would have a material negative impact on our business prospects, financial position, results of operations or cash flows.

Risks Related to the Company’s Social Media Business

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

If the Company’s social networking members do not interact on the Company’s websites, the Company’s business and financial results will suffer.

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

The Company may be unable to obtain, generate, increase or maintain advertising revenues, which could reduce the Company’s profits.

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

The business will be adversely affected if the Company is unable to protect intellectual property rights from unauthorized use or infringement by third parties.

The Company has pursued the registration of our trademarks and service marks in the United States. The Company owns 5 trademarks, which are registered with the United States Patent and Trademark Office. The Company has two pending trademarks which are the subject of the IP Agreement entered into with Sportingblood Nutrition, LLC. If the Company is unable to secure the “Sporting Blood” and “Sportingblood” trademarks, its branding and marketing of the Sportingblood products will be adversely affected, which will have a material impact on the Company’s business and results of operation.

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

Item 2. Properties

The Company maintains approximately 1,000 square feet at 1712 Ravanusa Drive in Henderson, Nevada as our executive office space. The office space is located in a residential home owned by Fauscom Investment Ltd., a shareholder of the Company. As of April 1, 2012, the Company entered into a new lease with Fauscom Investment Ltd. for a term of one year to lease the same executive office space for $2,000 per month on the same terms and conditions as the previous lease. This lease terminates on March 31, 2013.

Concepcion Mabanta, the mother of Christina Hazard, is the sole shareholder of Fauscom Investment, Ltd. The Company’s website servers and software development activities are conducted by third party vendors off-site.

Item 3. Legal Proceedings

The Company is not currently a party to any legal proceedings. The Company is not aware of any pending legal proceeding to which any of the Company’s officers, directors, or any beneficial holders of 5% or more of its voting securities are adverse to the Company or have a material interest adverse to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 4. Market for Common Equity and Related Stockholder Matters

Market Information

Since inception, there has been no established public trading market for the Company’s common stock. The Company’s common stock is quoted on OTC Market’s OTCQB quotation system under the symbol GPLH. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High 2011	Low 2011	High 2012	Low 2012
First Quarter	N/A1	N/A1	$0.32	$0.23
Second Quarter	$0.51	$0.35	$0.37	$0.26
Third Quarter	$0.55	$0.36	$0.35	$0.12
Fourth Quarter	$0.40	$0.20	$0.20	$0.16

1 Quotations commenced on OTCQB on April 26, 2011.

Since inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Holders of Our Common Stock

Currently, the Company has 75 holders of record of its common stock.

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

On February 24, 2012, the Company issued 4,000,000 options to purchase common stock to Andrew Bachman as compensation for services to be rendered pursuant to an Executive Employment Agreement. The options consist of the option to purchase 1,000,000 newly issued shares of restricted common stock of the Company and the options to purchase 3,000,000 shares of restricted common stock from designated Company shareholders. All 4,000,000 options are exercisable at $0.30 per share.

Item 5. Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K, as a smaller reporting company, the Company is not required to provide the information required by this item.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 31, 2007, we and our shareholders entered into a Reorganization Agreement with Game Plan Holdings, a Canadian corporation (“Game Plan Canada”) and its shareholders (the “Game Plan Canada Shareholders”). Pursuant to the Reorganization Agreement, the final distribution was 8,000,000 shares of common stock in the name of Christina Hazzard, 2,148,000 shares of common stock in the name of Charles Hazzard, 332,000 shares in the names of the various Shareholders of the Company and 3,070,000 shares in the names of the Game Plan Canada Shareholders.

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

On April 1, 2012, our president, Chuck Hazzard, formally resigned as President. Prior to his resignation, the Company entered into an executive agreement with Mr. Bachman, where Mr. Bachman will assume the role as President for the Company. Mr. Hazzard continued to act as the CEO for the Company until his resignation on March 1, 2013. Mr. Hazzard was subsequently appointed as Executive Vice President of the Company. Mr. Bachman accepted appointment as Chief Executive Officer and Chairman of the Board of Directors of the Company on March 1, 2013. Additionally, on March 1, 2013, Christina Hazzard and Ronald Smith resigned from the Board of Directors of the Company, and James Dingman accepted appointment to the Board of Directors.

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

Proceeding forward, we intend to minimize or eliminate our efforts in the social media website spaces and focus on our entry into the nutritional supplements industry with the Sportingblood line of nutritional supplements, which are specially formulated to be NSF Certified to ensure they do not include banned substances for athletes.

Plan of Operations

In the next twelve months, we intend to hire several employees to assist in our development, marketing and distribution of the Sportingblood supplements. We expect that we will be purchasing equipment to assist in the production and distribution of our products. We may also enter into agreements with third party vendors to assist with the production and distribution of our products. We intend to minimize and possibly eliminate our efforts with our three websites during 2013.

Off Balance Sheet Arrangements

From December 31, 2008 through the fiscal year ending December 31, 2012, there were no off balance sheet arrangements.

Results of Operations for the Fiscal Year Ended December 31, 2012

Our revenues from December 31, 2008, through the year ending December 31, 2012 were minimal. We do not anticipate earning revenues until such time as we enter into the final development stages of our websites where we can attract advertisers via our implementation of our business plan.

We incurred operating expenses in the amount of $779,081 for the fiscal year ended December 31, 2012, as compared to $290,942 in the fiscal year ended December 31, 2011 (an increase of $488,139 or 168%).

These operating expenses consisted of general and administrative expenses in the amount of $124,058 (2011: $62,502), professional fees in the amount of $204,678 (2011: $165,216), computer and website expenses in the amount of $6,932 (2011: $26,224), stock-based compensation in the amount of $389,873 (2011: $0), impairment of the Company’s website in the amount of $17,540 (2011: $0), and officer wages in the amount of $36,000 (2011: $37,000). We anticipate our operating expenses will increase as we undertake our plan of operations.

Our net loss for the fiscal year ended December 31, 2012 was approximately $807,063 compared to our net loss of $290,241 for the fiscal year ended December 31, 2011. During the fiscal year ended December 31, 2012 we generated $0 in revenue as compared to our revenue of $0 for the fiscal year ended December 31, 2011.

The basic weighted average number of shares outstanding was 15,050,000 and 14,343,151 at December 31, 2012 and December 31, 2011 respectively.

Liquidity and Capital Resources

As of December 31, 2012 we had cash of $3,453 (2011: $43,521) and working capital (deficit) of ($103,406) (2011: $142,086).

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

We anticipate that as our website development and associated marketing plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our becoming a public company will be an additional expense for the calendar year and that a similar amount of increased public company expenditures will be incurred for calendar year 2013.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Financial Statements and Supplementary Data

The Financial statements of the Company are contained in footnotes F-2 through F-32, which appear at the end of this Form 10-K Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years, and all subsequent periods, the Company has not had any disagreements with our accountants.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

In connection with the assessment of the Company’s internal control over financial reporting for the year ended December 31, 2012, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

Item 8B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below is a list of the Company’s executive officers and directors and their respective ages as of December 31, 2012:

Name	Age	Position(s) and Office(s) Held
Charles Hazzard	37	Chief Executive Officer, Director
Christina Hazzard	28	Secretary & CFO, Director
Ronald Smith	62	Director
Andrew Bachman	29	President

As of March 1, 2013, Charles Hazzard is no longer Chief Executive Officer, but was appointed as Executive Vice President. Andrew Bachman accepted appointment as Chief Executive Officer and Chairman of the Board of Directors, Ronald Smith and Christina Hazzard resigned from the Board of Directors, and James Dingman, age 39, accepted appointment to the Board of Directors.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Andrew Bachman

Andrew Bachman is an accomplished entrepreneur and investor who has built and sold two successful companies in the span of his career, and is currently working on developing his newest venture, Sportingblood Nutrition LLC (“Sportingblood”). Bachman co-founded Tatto Media, a company that employed innovative strategies focused on online advertising and supervised annual revenues that exceeded $100 million. Tatto Media was later sold to Ozura World, a prominent international media group. Andrew Bachman has focused on online technique and implemented a cache of methods that catered to both advertisers and publishers. Mr. Bachman then employed his skills in professional leadership and new media as the founder of Scambook.com, a site that receives and groups reports from users seeking to recover damages accrued from faulty warrantees, social media schemes, false advertisements, bait and switches, and unauthorized credit card charges.

Charles Hazzard

Mr. Hazzard is the President and Chief Executive Officer of the Company. Mr. Hazzard earned his Bachelor of Science degree from the University of Florida in 1999. He received a baseball athletic scholarship to the University of Florida where he played baseball for four years. After college, Mr. Hazzard signed a minor league contract with the Tampa Yankees. After playing for the Tampa Yankees, he entered the private sector and accepted a position as a database administrator for MetaSolv Software, a telecommunications software company. At MetaSolv, Mr. Hazzard developed internal software upgrading error and data management processes and was also involved in the customer support and data base management processes. In 2003, he accepted a position as an assistant baseball coach at the University of Nevada, Las Vegas. While a coach, the team won the Mountain West Conference Title and went to the NCAA Regional. In 2005, Mr. Hazzard left UNLV to accept a similar position at Pepperdine University. In his two years at Pepperdine, he helped the Waves to win a West Coast Conference Title and two berths into the NCAA Regional. In 2006, while at Pepperdine University, Mr. Hazzard was accepted into the Master’s program where he studied Educational Technology. Mr. Hazzard graduated with a Masters of Arts in Educational Technology in 2007. Mr. Hazzard married Ms. Hazzard in June of 2009.

Christina Hazzard

Ms. Hazzard is the Secretary and Chief Financial Officer of the Company. Ms. Hazzard received a Bachelor of Science degree in Hotel Management and a Minor in Business Administration from the University of Nevada, Las Vegas. While attending UNLV, Ms. Hazzard played college golf on scholarship for all four years. After college, Ms. Hazzard used her degree and worked for Harrah’s Entertainment in the Leisure Sales Department. At Harrah’s Ms. Hazzard was involved in sales coordination for large group projects. During college, she also worked for Wynn Las Vegas Golf Club and Southern Highlands Golf Club. As a competitive golfer, she won the 2002 British Columbia Amateur Championship. She was a member of the B.C. Junior Provincial Team for five years and was a member of the Canadian Junior World Cup Team where she traveled to play at St. Andrew’s Golf Course in Scotland. Ms. Hazzard was awarded UNLV’s All-Scholar Academic Athletic Award. Ms. Hazzard married Mr. Hazzard in June of 2009.

James Dingman

Mr. Dingman is a successful entrepreneur who is Managing Director at Shipston Group Limited, a private equity fund that has been focus on emerging markets since the early 1990s. Prior to joining Shipston Group, Mr. Dingman served as founding partner and co-president of National Timber Company. Additionally, he owned and served as president of Fitapaldi-Dingman Racing. Mr. Dingman has lived and worked in emerging markets for over 20 years. Mr. Dingman attended Boston College. Mr. Dingman is closely tied to the Dingman Center for Entrepreneurship, which is part of the Robert H. Smith School of Business at the University of Maryland.

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

Family Relationships

Other than Charles Hazzard and Christina Hazzard, who are married, there are no family relationships among the Company’s officers and directors.

Directors

Our bylaws authorize no less than one director. We currently have three Directors: Mr. Andrew Bachman, Mr. Charles Hazzard, and Mr. James Dingman.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Mr. Charles Hazzard is our only employee. He was employed with the Company as the Chief Executive Officer as of December 31, 2012, but as of March 1, 2013, he is employed as Executive Vice President.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Charles Hazzard, Christina Hazzard, and Ronald Smith have all filed their initial reports on Form 3, but did not do so on a timely basis. They filed their Form 3 as of September 14, 2011.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently does not have an employment agreement with Andrew Bachman, Charles Hazzard or Christina Hazzard and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Mr. Bachman, Mr. Hazzard and Ms. Hazzard hold substantial ownership in the Company and are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their ability.  As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain, and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last completed fiscal year for all services rendered to us.

December 31, 2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard, CEO	2012	$36,000	$0	$0	$0	$0	$0	$0	$36,000
Christina Hazzard CFO & Secretary	2012	$0	$0	$22,500	$0	$0	$0	$0	$22,500

Andrew Bachman, President	2012	$0	$0	$0	$368,000	$0	$0	$0	$368,000

December 31, 2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard, CEO and President	2011	$37,000	$0	$0	$0	$0	$0	$0	$37,000
Christina Hazzard CFO & Secretary	2011	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end our fiscal year ended 2011 and 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010 and 2011
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Charles Hazzard	300,000	0	0	$150,000	N/A	300,000	0	0	0
Christina Hazzard	300,000	0	0	$150,000	N/A	300,000	0	0	0
Andrew Bachman	0	4,000,000	0	$1,200,000	2/24/13	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the fiscal years ended December 31, 2012 and 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard	$0	$0	$0	$0	$0	$0	$0
Christina Hazzard	$0	$0	$0	$0	$0	$0	$0
Ronald Smith	$0	$0	$0	$0	$0	$0	$0

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

Name and Address of Owner	Title of Class	Number of Shares Owned	Percentage of Class
Charles Hazzard	Common Stock	2,000,000	13%
Christina Hazzard	Common Stock	8,000,000	53%(1)

(1)

As of February 21, 2013, Ms. Hazzard only has 2,500,000 shares of the Company’s common stock.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company rents approximately 1,000 square feet of executive office space on Ravanusa Drive in Henderson, Nevada. The office space is located in a residential home, which is owned by Fauscom Investment, Ltd., a shareholder of the Company. Concepcion Mabanta, the mother of Christina Hazzard, is the sole shareholder of Fauscom Investment, Ltd.  On April 1, 2012, the Company entered into a new lease with Fauscom Investment Ltd, which began on April 1, 2012, under which the Company leased space for $2,000 per month for a term of one year. The lease included the office space, water, electricity, heat, appliances, window coverings, and parking. The terms of the lease for the executive office space are no more or less favorable than could be obtained with an unaffiliated third party.

Except as noted above, none of the following parties has had, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters;

•

Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14. Principal Accounting Fees and Services

De Joya Griffith, LLC served as our independent registered public accounting firm for fiscal 2012. We paid De Joya Griffith, LLC a total of $12,750 in 2012 for the audit and other services provided by that firm. We paid De Joya Griffith, LLC a total of $9,750 in 2011 for the audit and other services provided by that firm.

Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Form S-1 Registration Statement and services that are normally provided by the independent auditors. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. The aggregate fees billed by the independent registered accountants for the period ended December 31, 2012 for professional services for the audit of our financial statements as at December 31, 2012 and for the periods then ended and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements were $10,750 and $11,750 for 2011 and 2012, respectively.

Audit-Related Fees: This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. De Joya Griffith, LLC did not perform any audit-related services during 2008.

All Other Fees: This category consists of fees for other miscellaneous items. We did not pay De Joya Griffith, LLC any other fees during 2011 and 2012.

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION
2.1	Reorganization Agreement dated December 31, 2007 (1)
2.2	Amendment One to Reorganization Agreement dated July 11, 2008 (1)
2.3	Tenancy Agreement dated March 1, 2008 (1)
3.1	Articles of Incorporation and Amendments thereto (1)
3.2	Bylaws (1)
10.1	Executive Employment Agreement with Andrew Bachman (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the Company’s post-effective amendment to the Registration Statement on form S-1 filed on February 14, 2011.

(2)

Incorporated by reference to the Company’s form 8-K filed on April 24, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: April 1, 2013	By:	/s/ Andrew Bachman
	Name: Titles:	Andrew Bachman President, CEO and Chairman of the Board

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2013	By:	/s/ Christina Hazzard
	Name: Titles:	Christina Hazzard CFO, Principal Financial & Accounting Officer and Director.

Date: April 1, 2013	By:	/s/ Andrew Bachman
	Name: Titles:	Andrew Bachman President, CEO and Director.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Game Plan Holdings, Inc.

We have audited the accompanying balance sheets of Game Plan Holdings, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception (March 25, 1999) through December 31, 2012. Game Plan Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Plan Holdings, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception (March 25, 1999) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 25, 2013

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash	$3,453	$43,521
Marketable securities	1,315	3,732
Prepaid expenses	-	103,646

Total current assets	4,768	150,899
Property and equipment, net	3,141	6,163
Intangible assets
Websites, net	137,480	230,172
Other assets
Security deposit	2,300	2,300

Total assets	$147,689	$389,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Due to related party	$72,267	$62
Accounts payable and accrued liabilities	35,907	8,751

Total current liabilities	108,174	8,813

Stockholders' equity
Common stock, authorized
100,000,000 shares, par value $0.001, 15,050,000 and 15,050,000 issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	15,050	15,050
Additional paid-in capital	1,929,972	1,562,093
Common stock payable	72,500	-
Accumulated other comprehensive loss	1,558	(23,920)
Deficit accumulated during the development stage	(1,979,565)	(1,172,502)

Total stockholders' equity	39,515	380,721

Total liabilities and stockholders' equity	$147,689	$389,534

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Audited)

			From inception
	Year	Year	(March 25, 1999)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue	$-	$-	$6,608
Operating expenses:
General and administrative	124,058	62,502	598,058
Computer and website expenses	6,932	26,224	109,398
Impairment of website	17,540	-	17,540
Stock-based compensation	390,379	-	390,379
Professional fees	204,172	165,216	399,383
Officers wages	36,000	37,000	524,440
Total operating expenses	779,081	290,942	2,039,198
Other income (expenses):
Other income	-	552	703
Gain on sale of marketable securities	-	-	61,718
Loss on impairment of marketable securities	(27,896)	-	(36,820)
Interest income	4	149	27,693
Foreign currency transaction loss	-	-	(5)
Interest expense	(90)	-	(264)

Total other income (expenses)	(27,982)	701	53,025

Net loss	$(807,063)	$(290,241)	$(1,979,565)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	1,558
Unrealized gain (loss) on marketable securities	-	338	-
Other comprehensive income (loss)	-	338	1,558

Comprehensive loss	$(807,063)	$(289,903)	$(2,627,877)

Basic loss per common share	$(0.05)	$(0.02)
Weighted average
number of shares outstanding	15,050,000	14,343,151

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999) THROUGH DECEMBER 31, 2012

(AUDITED)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Subscriptions	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total

Balance, March 25, 1999	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Balance, December 31, 1999	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2000	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2001	-	-	-	-	-	-	-	-
Common stock issued to founders
December 2, 2002	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2002	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

Balance, December 31, 2003	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2004	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2005	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2006	10,930,000	10,930	(10,930)	-	-	-	-	-

Common Shares issued for
cash in private placement in Game Plan Holdings, Canada
on January 23, 2007	8,000,000	8,000	(7,200)	-	-	-	-	800
on January 26, 2007	1,200,000	1,200	-	-	-	-	-	1,200
on January 29, 2007	500,000	500	500	-	-	-	-	1,000
on February 02, 2007	150,000	150	29,850	-	-	-	-	30,000
on February 06, 2007	50,000	50	12,450	-	-	-	-	12,500
on February 06, 2007	50,000	50	14,950	-	-	-	-	15,000
on February 09, 2007	140,000	140	41,860	-	-	-	-	42,000
on February 09, 2007 (canadian)	70,000	70	23,103	-	-	-	-	23,173
on February 12, 2007	35,000	35	10,465	-	-	-	-	10,500
on March 15, 2007	150,000	150	44,850	-	-	-	-	45,000
on March 29, 2007	20,000	20	6,980	-	-	-	-	7,000
on April 15, 2007	30,000	30	10,470	-	-	-	-	10,500
on April 20, 2007	60,000	60	20,940	-	-	-	-	21,000
on April 22, 2007	25,000	25	8,725	-	-	-	-	8,750
on May 20, 2007	265,000	265	92,485	-	-	-	-	92,750
on June 15, 2007	50,000	50	17,450	-	-	-	-	17,500
on July 1, 2007	150,000	150	52,350	-	-	-	-	52,500
on November 1, 2007	75,000	75	29,925	(30,000)	-	-	-	-
on December 15, 2007	50,000	50	14,950	-	-	-	-	15,000

Cancellation of 8,450,000 shares related
to reorganization on December 31, 2007	(8,450,000)	(8,450)	8,450	-	-	-	-	-

Unrealized Gain/Loss on Securities	-	-	-	-	-	(22,505)	-	(22,505)

Foreign Currency Translation	-	-	-	-	-	2,147	-	2,147

Net loss	-	-	-	-	-	-	(76,334)	(76,334)

Balance, December 31, 2007	13,550,000	13,550	422,623	(30,000)	-	(20,358)	(76,334)	309,481

Common shares issued for cash:
on January 03, 2008	-	-	-	30,000	-	-	-	30,000
on February 22, 2008	100,000	100	49,900	-	-	-	-	50,000
on March 12, 2008	450,000	450	337,050	-	-	-	-	337,500

Stock based compensation	-	-	305,940	-	-	-	-	305,940

Foreign currency translation	-	-	-	-	-	(5,220)	-	(5,220)

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	-	(13,595)	-	(13,595)

Net loss	-	-	-	-	-	-	(468,571)	(468,571)

Balance, December 31, 2008 (restated)	14,100,000	14,100	1,115,513	-	-	(39,173)	(544,905)	545,535

Foreign currency translation	-	-	-	-	-	3,637	-	3,637

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	-	108,451	-	108,451

Net loss	-	-	-	-	-	-	(162,743)	(162,743)

Balance, December 31, 2009	14,100,000	14,100	1,115,513	-	-	72,915	(707,648)	494,880

Foreign currency translation	-	-	-	-	-	994	-	994

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	-	(98,167)	-	(98,167)

Net (Loss)	-	-	-	-	-	-	(174,613)	(174,613)

Balance, December 31, 2010	14,100,000	14,100	1,115,513	-	-	(24,258)	(882,261)	223,094

Restrictive shares issued for services:
on July 26, 2011	200,000	200	89,800	-	-	-	-	90,000
on October 21, 2011	200,000	200	126,960	-	-	-	-	127,160

Restrictive shares issued for asset purchase:
on October 21, 2011	500,000	500	209,500	-	-	-	-	210,000

Shares issued as a referral fee:
on November 28, 2011	50,000	50	18,450	-	-	-	-	18,500

Stock based compensation	-	-	1,870	-	-	-	-	1,870

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	-	338	-	338

Net loss	-	-	-	-	-	-	(290,241)	(290,241)

Balance, December 31, 2011	15,050,000	$15,050	$1,562,093	$ -	$ -	$(23,920)	$(1,172,502)	$380,721

Stock-based compensation	-	-	367,879	-	-	-	-	367,879

Net change in Unrealized Gain/Loss on Securities	-	-	-	-	-	25,478	-	25,478

Cash received for common stock in private placement	-	-	-	-	50,000	-	-	50,000

Common Stock Payable for services rendered	-	-	-	-	22,500	-	-	22,500

Net loss	-	-	-	-	-	-	(807,063)	(807,063)

Balance, December 31, 2012	15,050,000	$15,050	$1,929,972	-	$72,500	$1,558	$(1,979,565)	$39,515

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			From inception on
	Year	Year	(March 25, 1999)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Operating Activities

Net loss	$(807,063)	$(290,241)	$(1,979,565)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	78,174	18,786	121,472
Gain on sale of marketable securities	-	-	(61,718)
Impairment of marketable securities	27,895	-	36,819
Impairment of website	17,540	-	17,540
Stock-based compensation	390,379	118,884	779,320
Changes in operating assets and liabilities
Decrease in prepaid expenses	103,646	-	103,646
Decrease in related party receivable	-	4,255	2,450
Increase in other receivable	-	(3,500)	(5,800)
Decrease in accounts payable and accrued liabilities	27,156	5,159	71,790

Net cash used in operating activities	(162,273)	(146,657)	(914,046)

Investing activities
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	1	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets	-	(6,315)	(34,500)
Purchase of fixed assets	-	(1,836)	(16,633)

Net cash used in investing activities	-	(8,150)	(28,849)

Financing activities
Advances from related party	90,705	(1,102)	90,767
Payments on related party advances	(18,500)	-	(18,500)
Proceeds from sale of common stock	50,000	-	873,673

Cash provided by financing activities	122,205	(1,102)	945,940

Net (decrease) increase in cash	(40,068)	(155,909)	3,045
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	43,521	199,430	-

Cash, end of period	$3,453	$43,521	$3,453

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$7,824	$7,824
Shares issued for prepaid consulting fees	$-	$92,322	$92,322
Shares issued for intangible asset	$-	$228,500	$228,500

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OF COMPANY

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Advertising

The Company expenses advertising as incurred. In 2012 and 2011, respectively, advertising expenses were $1,096 and $1,872.

Website

The Company officially launched its website on February 5, 2008 and capitalized the costs associated with its development until placed in service. The Company’s capitalized website costs in 2009 and 2008 were $17,445. The website is amortized over an estimated useful life of 3 years. Amortization expense was $0 and $485 for the years ended 2012 and 2011, respectively.

The company is developing a new website design. The costs incurred for 2012 and 2011, respectively is $0 and $6,800. These development costs have been capitalized and will be amortized over an estimated useful life of 3 years when the website is placed in service. During the year ended December 31, 2012, the Company evaluated the revenue potential of its websites (HazzSports.com and TotalScout.com). Based upon this evaluation, the Company determined that the future outlook for these two websites was zero. Accordingly, the Company performed and impairment assessment on these two assets. The preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. The Company recorded a $17,540 impairment charge during the year ended December 31, 2012.

On October 21, 2011 the Company purchased and launched the website www.checkinsave.com. The Company purchased the website for 500,000 shares of restricted stock valued at $210,000 ($0.42 per share) and issued 50,000 shares of common stock valued at $18,500 ($0.37 per share) as a referral fee. The website is amortized over an estimated useful life of 3 years. Amortization expense was $76,167 and $15,868 for the years ended 2012 and 2011, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2011 and 2010 as follows:

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,315	$1,315	$0	$0
Total	$1,315	$1,315	$0	$0

	Fair Value Measurements as of December 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,732	$3,732	$0	$0
Total	$3,732	$3,732	$0	$0

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2013-05 and believes those listed below may impact the Company’s financial statements.

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

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses. This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,979,565 for the period from inception (March 25, 1999) to December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. During 2010, the Company recorded an impairment charge of $8,924 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.  During the year ended December 31, 2012, the Company recorded an impairment charge of $27,896 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Loss on impairment of marketable securities” in the statements of operations are $27,896 and $0 impairments for the years ended December 31, 2012 and 2011, respectively. The Company did not sell any marketable securities during the year ended December 31, 2012. The Company recorded $0 and $338 of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the years ended December 31, 2012 and 2011, respectively.

The following is a summary of available-for-sale marketable securities as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(27,895)	$1,315
Total	$29,210	$0	$(27,895)	$1,315

	December 31, 2011
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$29,210	$0	$(25,478)	$3,732
Total	$29,210	$0	$(25,478)	$3,732

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of December 31, 2012 and 2011:

	December 31, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$0	$0	$0	$0
Total	$0	$0	$0	$0

	December 31, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$1,882	$0	$(1,544)	$338
Total	$1,882	$0	$(1,544)	$338

The following is a summary of the loss from impairment of marketable securities and the gains or losses reclassified from Other Comprehensive Income (OCI) as of December 31, 2012:

	December 31, 2012
	Proceeds	Gross	Gross	Gain or (Loss)
	From	Realized	Impairment	Reclassified
Description	Sales	Gains	(Losses)	From O.C.I.
Equity Securities	$0	$0	$(27,895)	$(27,895)
Total	$0	$0	$(27,895)	$(27,895)

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

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31,
	2012	2011

Computers	$ 12,713	$ 12,713
Furniture & fixtures	3,472	3,472
Software	449	449
Accumulated depreciation	(13,494)	(10,021)

Property and equipment, net	$ 3,141	$ 6,163

Depreciation expense was $3,022 and $2,918 for the years ending December 31, 2012 and 2011, respectively.

NOTE 6 - INTANGIBLE ASSETS

During the year ended December 31, 2012, the Company evaluated the revenue potential of its websites (HazzSports.com and TotalScout.com). Based upon this evaluation, the Company determined that the future outlook for these two websites was zero. Accordingly, the Company performed and impairment assessment on these two assets. The preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. The Company recorded a $17,540 impairment charge during the year ended December 31, 2012.

The following is a summary of intangible assets as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Intangible assets
Website (CheckinSave.com)	$ 228,500	$ 228,500
Website other (HazzSports.com and TotalScout.com)	-	34,985
Accumulated depreciation	(91,020)	(33,313)
Website, net	$ 137,480	$ 230,172

Amortization expense was $75,152 and $15,868 for the year ended December 31, 2012 and 2011, respectively.

NOTE 7 - INCOME TAX

As of December 31, 2012, the Company had net operating loss carry forwards of $1,007,291 that may be available to reduce future years’ taxable income through 2028 to 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012 and 2011:

Deferred tax assets:	2012	2011
Net operating loss carryforward	$ 1,007,291	$ 646,004

Total deferred tax assets	$ 352,552	$ 226,101
Less: Valuation allowance	(352,552)	(226,101)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 30, 2012 was $352,552. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012.

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company owed a shareholder/director $72,267 for reimbursement company expenses paid for by the shareholder/director on behalf of the Company.

During the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500 for compensation to the Company’s CFO.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2012 and 2011:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,050,000 shares issued and outstanding at December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500 for compensation to the Company’s CFO. As of December 31, 2012, these shares have not been issued and are reflected within the financial statements as a stock payable.

During the year ended December 31, 2012, the Company received $50,000 cash as payment for shares issued in a private placement agreement. As of December 31, 2012, the shares have not been issued and the Company has recorded a stock payable in the amount of $50,000.

NOTE 10 - STOCK OPTIONS

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

On February 24, 2012, the Company granted a total of 4,000,000 stock options as part of an executive compensation agreement with the Company’s new president at $0.30 per option for a term of one year. The options were not issued as part of the Company’s 2008 Stock Option Plan. The one year term commenced on the date the option agreement was executed. The total fair value of these options at the grant date was estimated to be $368,000 and was determined using the Black- Scholes option pricing model with an expected life of one year, a risk free interest rate of 0.33%, a dividend yield of 0%, and expected volatility of 67.05% and was recorded as stock based compensation for the period ended March 31, 2012.

The Company’s stock option activity for the years ended December 31, 2012 and 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2009	600,000	$ 0.50	3.00
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2010	600,000	$ 0.50	2.00
Granted	200,000	0.50	2.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2011	800,000	$ 0.50	2.00
Granted	4,000,000	0.30	1.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31, 2012	4,800,000	$ 0.33	1.17

NOTE 11 - OPERATING LEASES

The Company has a lease for its office rent. The payment is $2,300 per month through March 30, 2011. A new lease began on April 1, 2011 and ended on March 31, 2012. This lease was extended for an additional one year ending March 31, 2013. The payment is $2,000 per month for the new lease terms. Rent expense for the years ending December 31, 2012 and 2011 was $24,000 and $24,900, respectively.

NOTE 12 - SUBSEQUENT EVENT

As of February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”). Pursuant to the IP Agreement, the Company issued 11,000,000 shares of common stock to Sportingblood.

Proceeding forward, the Company intends to minimize or eliminate its efforts in the social media website spaces and focus on its entry into the nutritional supplements industry with the Sportingblood line of nutritional supplements, which are specially formulated to be NSF Certified to ensure they do not include banned substances for athletes.

On February 13, 2013, the Company issued 100,000 units for a cash payment of $10,000. Each Unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 14, 2013, the Company issued 3,500,000 units for a cash payment of $350,000. Each Unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 21, 2013, the Company issued 100,000 units for a cash payment of $10,000. Each Unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 25, 2013, the Company issued 2,300,000 units for a cash payment of $230,000. Each Unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

Therefore, as of February 25, 2013, the Company has a total of 32,050,000 shares of common stock issued and outstanding.

On February 27, 2013, the Board of Directors of the Company ratified, approved, and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,600,000 options to acquire common shares with terms of up to 5 years for an exercise price of $0.25 per share. Options must be exercised within 3 years from the last vesting date of the Option. In the event the Company commences an Initial Public Offering or the sale of substantially all of its assets or the sale of at least 75% of the common stock in a single transaction, then 100% of the remaining unexercised Options will immediately vest and become exercisable by the optionee. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to thirty days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As of March 1, 2013, Charles Hazzard is no longer Chief Executive Officer, but was appointed as Executive Vice President. Andrew Bachman accepted appointment as Chief Executive Officer and Chairman of the Board of Directors, Ronald Smith and Christina Hazzard resigned from the Board of Directors, and James Dingman, age 39, accepted appointment to the Board of Directors.