Form 10-Q
period 2013-03-31
Game Plan Holdings, Inc.
filed 2013-05-20
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

GAME PLAN HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	001-34359	20-0209899
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

80 Broad Street, PH 1502, Boston, MA 02110

 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (617) 209-9633

1712 Ravanusa Drive, Henderson, NV 89052

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Class of Stock	No. Shares Outstanding	Date
Common Stock	32,050,000	May 20, 2013

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	4

	Statements of Operations for the three month periods ended March 31, 2013 and 2012 and the period from inception (March 25, 1999) through March 31, 2013 (unaudited)	5

	Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 and the period from inception (March 25, 1999) through March 31, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures - Not Applicable	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$380,996	$3,453
Marketable securities	8,322	1,315
Prepaids	17,980	-

Total current assets	407,298	4,768

Property and equipment, net	3,197	3,141

Intangible assets
Intellectual property	46,513	-
Websites, net	118,700	137,480
	165,213	137,480
Other assets
Security deposit	2,300	2,300

Total assets	$590,528	$147,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$44,958	$35,907
Due to related party	-	72,267

Total current liabilities	44,958	108,174

Total liabilities	44,958	108,174

Stockholders' equity

Common stock, authorized
100,000,000 shares, par value $0.001, 32,050,000 and 15,050,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	32,050	15,050
Additional paid-in capital	2,567,698	1,929,972
Common stock payable	30,000	72,500
Accumulated other comprehensive income	8,565	1,558
Deficit accumulated during the development stage	(2,092,743)	(1,979,565)

Total stockholders' equity	545,570	39,515

Total liabilities and stockholders' equity	$590,528	$147,689

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			From inception
	Three Months	Three Months	(March 25, 1999)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	$-	$-	$6,608

Operating expenses:
General and administrative	29,599	31,786	627,657
Computer and website expenses	1,441	1,749	110,839
Impairment of website	-	-	17,540
Stock-based compensation	15,712	-	406,091
Professional fees	73,233	60,853	472,616
Officers wages	6,000	377,000	530,440

Total operating expenses	125,985	471,388	2 ,165,183

Other income (expenses):
Other income	-	-	703
Gain on sale of marketable securities	-	-	61,718
Loss on impairment of marketable securities	-	-	(36,819)
Interest income	285	4	27,977
Foreign currency transaction loss	-	-	(5)
Interest expense	-	-	(264)

Total other income	285	4	53,310

Net loss	$(125,700)	$(471,384)	$(2,105,265)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	1,558
Unrealized gain on marketable securities	7,007	1,348	7,007

Other comprehensive income	7,007	1,348	8,565

Comprehensive loss	$(118,693)	$(470,036)	$(2,096,700)

Basic loss per common share	$(0.01)	$(0.03)

Weighted average
number of shares outstanding - basic	24,468,889	15,050,000

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
			(March 25, 1999)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2013	2012	2013
Operating activities
Net loss	$(125,700)	$(471,384)	$(2,105,265)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	19,367	19,123	140,839
Gain on sale of marketable securities	-	-	(61,718)
Impairment of marketable securities	-	-	36,819
Impairment of website	-	-	17,540
Stock-based compensation	15,712	380,302	795,032
Changes in operating assets and liabilities
(Increase) decrease in prepaids	(17,980)	31,703	85,666
Decrease in related party receivable	-	-	2,450
Increase in other receivable	-	-	(5,800)
Increase (decrease) in accounts payable and accrued liabilities	9,051	(2,572)	80,841
Net cash used in operating activities	(99,550)	(42,828)	(1,013,596)

Investing activities
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	-	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets		-	(34,500)
Purchase of fixed assets	(640)	-	(17,273)
Net cash used in investing activities	(640)	-	(29,489)

Financing activities
Advances from related party	-	1,796	90,767
Payments on amounts due to related party	(72,267)	-	(90,767)
Proceeds from sale of common stock	550,000	-	1,423,673
Cash provided by financing activities	477,733	1,796	1,423,673

Net increase (decrease) in cash	377,543	(41,032)	380,588
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	3,453	43,521	-
Cash, end of period	$380,996	$2,489	$380,996

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$46,513	$-	$275,013

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

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company. Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada rather, certain shareholders of Game Plan USA exchanged their previously issued shares to Game Plan Canada. Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock, as well as, transfer 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s President, Charles Hazzard. Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA. Prior to the Reorganization Agreement, Game Plan USA developed the social networking website. www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised. Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

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

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”). In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood.

Prior to execution of the IP Agreement, Charles Hazzard and Christina Mabanta-Hazzard were the majority shareholders of the Company, where they collectively owned 10,000,000 shares of common stock of the Company. Upon issuance of 11,000,000 shares of common stock in exchange for the intellectual property of Sporting Blood, there was a total of 26,050,000 shares of common stock outstanding. Additionally, in a separate transaction, Andrew Bachman, owner of Sportingblood, purchased 5,000,000 shares of common stock from Charles Hazzard and Christina Mabanta-Hazzard. These transactions resulted in a change in control of the Company, providing a controlling interest to the new Chief Executive Officer and President of the Company, Andrew Bachman.

Proceeding forward, the Company intends to minimize or eliminate its efforts in the social media website spaces and focus on its entry into the nutritional supplements industry with the Sportingblood line of nutritional supplements, which are specially formulated to be NSF Certified to ensure they do not include banned substances for athletes.  The Company presently is focusing upon a three pronged approach to implement its proposed business plan:  (i) development of extensive nutritional and vitamin supplement line of products; (ii) number of alternative distribution strategies focusing upon empowering individual fitness industry professionals, such as personal trainers; (iii) construction of proprietary software systems providing the Company with an extensive social networking and internet based marketing strategy.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2013 and December 31, 2012 as follows:

	Fair Value Measurements as of March 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$8,322	$8,322	$0	$0
Total	$8,322	$8,322	$0	$0

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,315	$1,315	$0	$0
Total	$1,315	$1,315	$0	$0

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

Other Comprehensive Income (Loss)

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. The Company has other comprehensive income of $7,007 and $1,348 for the three months ended March 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through May 20, 2013 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses. This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $2,092,743 for the period from inception (March 25, 1999) to March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities held by Canaccord and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

During the year ended December 31, 2012, the Company recorded an impairment charge of $27,895 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Loss on impairment of marketable securities” in the statements of operations are $0 and $0 impairments for the three months ended March 31, 2013 and 2012. The Company recorded $7,007 and $1,348 of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the three months ended March 31, 2013 and 2012, respectively.

The following is a summary of available-for-sale marketable securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Cost	Unrealized Gain		Unrealized (Losses)	Market or Fair Value
Equity securities	$1,315	$7,077		$--	$8,322
Total	$1,315	$7,007	$		$8,322

	December 31, 2012
	Cost	Realized Gain		Realized (Losses)	Market or Fair Value
Equity securities	$29,210	$--		$(27,895)	$1,315
Total	$29,210	$--		$(27,895)	$1,315

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2013 and 2012:

	March 31, 2013
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$7,007	$--	$--	$7.007
Total	$7,007	$--	$--	$7,007

	March 31, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$1,920	$--	$(572)	$1,348
Total	$1,920	$--	$(572)	$1,348

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets consisted of the following at:

	March 31, 2013	December 31, 2012

Computers	$ 13,355	$ 12,713
Furniture & fixtures	3,472	3,472
Software	449	449
Accumulated depreciation	(14,079)	(13,493)

Property and equipment, net	$ 3,197	$ 3,141

Depreciation expense was $586 and $1,201 for the three months ending March 31, 2013 and 2012, respectively.

NOTE 6 - WEBSITE

On October 21, 2011, the Company purchased and launched the website www.checkinsave.com.  The Company purchased the website for 500,000 shares of restricted stock valued at $210,000 ($0.42 per share) and issued 50,000 shares of common stock valued at $18,500 ($0.37 per share) as a referral fee.  The website is amortized over an estimated useful life of 3 years.

The following is a summary of website at:

	March 31, 2013	December 31, 2012
Website (CheckinSave.com)	$ 228,500	$ 228,500
Accumulated amortization	(109,800)	(91,020)
Website, net	$ 118,700	$ 137,480

Amortization expense was $18,781 and $18,372 for the three months ending March 31, 2013 and 2012, respectively.

NOTE 7 - INTELLECTUAL PROPERTY

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”).  In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood, which resulted in a change of control.  Accordingly, the intellectual property received has been recorded at historical cost as determined under U.S. GAAP on February 7, 2013 in the amount of $46,513.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, the Company incurred stock-based compensation to its Chief Financial Officer, Christina Mabanta-Hazzard, with value of $7,500. As of March 31, 2013, the Company has a stock payable balance in the amount of $30,000 for compensation to the Chief Financial Officer.

During the three months ended March 31, 2013, the Company incurred salaries and payable to its former Chief Executive Officer, Charles Hazzard, for the period prior to his resignation on March 1, 2013 with the value of $6,000.

During the three months ended March 31, 2013, the Company repaid $72,267 due to related party. The Company has $0 and $72,267 of due to related party as of March 31, 2013 and December 31, 2012, respectively.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2013 and December 31, 2012:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 32,050,000 and 15,050,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”) in exchange for issuing 11,000,000 shares of common stock to Sportingblood.

Prior to execution of the IP Agreement, Charles Hazzard and Christina Mabanta-Hazzard were the majority shareholders of the Company, which they collectively owned 10,000,000 shares of common stock of the Company. Upon issuance of 11,000,000 shares of common stock in exchange for the intellectual property of Sporting Blood, there will be a total of 26,050,000 shares of common stock outstanding. Additionally, in a separate transaction, Andrew Bachman, owner of Sportingblood, purchased 5,000,000 shares of common stock from Charles Hazzard and Christina Mabanta-Hazzard. These transactions resulted in a change in control of the Company, providing a controlling interest to the new Chief Executive Officer and President of the Company, Andrew Bachman. Accordingly, the asset received has been recorded at historical cost as determined under U.S. GAAP on February 7, 2013 at $46,513.

On February 13, 2013, the Company issued 100,000 units for a cash payment of $10,000. Each Unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 14, 2013, the Company issued 3,500,000 units for a cash payment of $350,000, in which $50,000 was included in the stock payable as of December 31, 2012. Each Unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

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

During the three months ended March 31, 2013, the Company recorded a stock payable in the amount of $7,500 for compensation to the Company’s Chief Financial Officer; and during the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500 to the Chief Financial Officer. As of March 31, 2013, $30,000 was recorded as stock payable to the Chief Financial Officer.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options

On December 22, 2008, the Company granted 600,000 fully vested stock options to certain officers of the Company at $0.50 per share for terms of two years. The two year terms commence on the start date when the common stock of the Company begins trading on the Over the Counter Bulletin Board. The total fair value of these options at the date of grant was estimated to be $305,940 and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.40%, a dividend yield of 0% and expected volatility of 82.29% and was recorded as a stock based compensation expense in 2008. As of March 31, 2013, all options have been expired.

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

On February 24, 2012, the Company granted a total of 4,000,000 stock options as part of an executive compensation agreement with the Company’s new president at $0.30 per option for a term of one year. The options were not issued as part of the Company’s 2008 Stock Option Plan. The one year term commenced on the date the option agreement was executed. The total fair value of these options at the grant date was estimated to be $368,000 and was determined using the Black-Scholes option pricing model with an expected life of one year, a risk free interest rate of 0.33%, a dividend yield of 0%, and expected volatility of 67.05% and was recorded as stock based compensation for the period ended March 31, 2012. As of March 31, 2013, all options have been expired.

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

The Company’s stock option activity for the three months ended March 31, 2013 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	4,800,000	$ 0.33	1.17
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	4,600,000	$0.33	-
Balance, March 31, 2013	200,000	$ 0.50	1.5

Warrants

On September 22, 2011, the Company issued 300,000 warrants for services valued at $53,160.  Each warrant is convertible into one share of common stock at an exercise price of $0.45.  All warrants are fully vested and are exercisable at any time up to and including January 1, 2015. The fair value of these warrants was estimated at the grant date using Black-Scholes Option Pricing Model with current value of the stock at $0.37; dividend yield of 0%; risk-free interest rate of 0.34% (3 year Treasury Note rate at the issue date); volatility rate of 78.94%; and expiration date of 3.25 years. As of March 31, 2013, no warrants have been exercised.

During the three months ended March 31, 2013, the Company granted 6,000,000 warrants in conjunction with the sales of the equity units.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance. As of March 31, 2013, no warrants have been exercised.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	300,000	$ 0.45	1.25
Granted	6,000,000	0.25	3.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, March 31, 2013	6,300,000	$ 0.26	2.92

NOTE 11 - OPERATING LEASES

The Company has a lease for its office rent. The payment is $2,000 per month through March 31, 2013. Rent expense for the three months ended March 31, 2013 and 2012 was $6,000 and $6,000, respectively.

A new lease will begin on June 1, 2013.  This lease is for three (3) years ending May 30, 2016. The payment is $1,813 per month for the new lease terms.  Upon commencement, the aggregate minimum annual lease payments under the new operating leases, including amounts characterized as deemed landlord financing payments are as follows:

YEARS	MONTHLY BASIC RENT	ANNUAL BASIC RENT
2013	$ 1,813	$ 10,875
2014	$ 1,813	$ 21,750
2015	$ 1,813	$ 21,750
2016	$ 1,813	$ 10,875

NOTE 12 - SUBSEQUENT EVENT

On April 4, 2013, the Company’s Chief Financial Officer, Christina Hazzard, resigned as Chief Financial Officer. Andrew Bachman was elected to serve as the Company’s Chief Financial Officer for the Company.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, include forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

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

On September 13, 2011, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, we acquired the website www.checkinsave.com (“CheckinSave”), a social networking website whereby users check in to locations via a mobile application or using the website and accrue points for their check-ins as well as check-ins of their connections through the site that can be redeemed for coupons for discounts and deals at various registered venues. In connection with the acquisition of CheckinSave, we entered into consulting agreements with CheckinSave founders Jordan Brill and Matthew Housser to assist with the continued development, launch and marketing of the CheckinSave website and concept. The site launched on September 15, 2011. We did not issue the stock in connection with the Asset Purchase Agreement until October 21, 2011, which is when the acquisition closed.

On April 1, 2012, the Company’s president, Mr. Hazzard, formally resigned as President.  Prior to his resignation, the Company entered into an executive agreement with Mr. Bachman, whereby Mr. Bachman assumed the role as President for the Company. Mr. Hazzard continued to act as the CEO for the Company until his resignation on March 1, 2013. Mr. Hazzard was subsequently appointed as Executive Vice President of the Company. Mr. Bachman accepted appointment as Chief Executive Officer and Chairman of the Board of Directors of the Company on March 1, 2013. Additionally, on March 1, 2013, Christina Hazzard and Ronald Smith resigned from the Board of Directors of the Company, and James Dingman accepted appointment to the Board of Directors.

On April 9, 2013, the Company’s Chief Financial Officer, Ms. Hazzard, resigned as Chief Financial Officer.  Mr. Bachman was elected to serve as the Company’s Chief Financial Officer for the Company.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all rights, title and interests in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”). Pursuant to the IP Agreement, the Company issued 11,000,000 shares of common stock to Sportingblood.

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

Our most recent addition, CheckinSave.com, is a social networking website whereby users check in at locations such as restaurants, bars or theaters via our website and accrue points for their check-ins. In addition, when “friends” the users are connected to the website check-in to locations, the user accrues points. These points are then redeemable for coupons and discounts at various registered venues. The site is currently available to users in Vancouver, British Columbia and Las Vegas, Nevada. We plan to expand to several other metropolitan cities in North America.

Proceeding forward, the Company intends to minimize or eliminate its effort regarding the websites and focus on its entry into the nutritional supplements industry with the Sportingblood line of nutritional supplements, which are specially formulated to be NSF Certified to ensure they do not include banned substances for athletes.

The Company is focusing its efforts on eight high-quality nutritional supplement products that have been developed for health enthusiasts and athletes. These include Whey, Pump, Recovery, Focus Food, Life Rx, T-Jack Rx, Shred Rx and Sizzle Rx. The Company has sought out the expertise of some of the industry’s most renowned nutritionists and trainers to help develop the products. The Company’s manufacturing partners carry all applicable manufacturing licenses and undergo rigorous control procedures to uphold the best manufacturing practices. The manufacturing facilities are certified to be free of banned substances and have a reduced risk of cross-contamination.

The Company has also partnered with NSF International, a global public health organization specializing in standards development, product certification, testing and auditing, to undergo their nutritional supplement certification, NSF for Sport.  This certification ensures that the Company’s products are free of adulteration, contaminants and banned substances. Leading sporting organizations, including Major League Baseball, National Football League, Professional Golfers’ Association, Canadian Centre for Ethics in Sport and World Anti-Doping Agency all recognize this certification.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Results of Operations for the Quarters Ended March 31, 2013 and 2012

Our revenues from March 25, 1999 (year of inception) to March 31, 2013 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development and sales/distribution stages of our nutritional supplement products.

We incurred operating expenses in the amount of $125,985 for the quarter ended March 31, 2013 as compared to $471,388 for the quarter ended March 31, 2012 (a decrease of $345,403).  The decrease can be largely attributed to the decrease in officers wages, and a decrease in general and administrative expenses.

These operating expenses for the three months ended March 31, 2013 consisted of general and administrative expenses in the amount of $29,599 (2012: $31,786), computer and website expenses in the amount of $1,441 (2012: $1,749); stock-based compensation in the amount of $15,712 (2012: $0); professional fees in the amount of $73,233 (2012: $60,853), and officer wages in the amount of $6,000 (2012: $377,000).

Our net loss for the quarter ended March 31, 2013 was $125,700 as compared to our net loss of $471,384 for the quarter ended March 31, 2012.  During the quarters ended March 31, 2013 and 2012 we generated no revenue.

The weighted average number of shares outstanding was 24,468,889 and 15,050,000 for the three months ended March 31, 2013 and 2012 respectively.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $380,996, as compared to $3,453 as of December 31, 2012.  As of March 31, 2013, we had working capital of $362,340, as compared to working deficit of $103,406 as of December 31, 2012.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report for the year ended December 31, 2012 that they have substantial doubt we will be able to continue as a going concern. We do believe that our present operating capital position is sufficient to finance our operations for at least the next 12 months. We base this conclusion about our historical cash needs and while we anticipate that our cash needs may increase slightly in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, our company may cease operations and we eventually may be forced to disband our business operations.

We anticipate that as we shift our business plan and operations to the development, marketing, distribution and sale of nutritional products, our expenditures will increase per calendar quarter.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was not effective.

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 and Material Weaknesses found in our Annual Report on Form 10-K for the Year Ended December 31, 2012

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2012 and our Quarterly Report for the quarter ended March 31, 2013, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended March 31, 2013, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the "IP Agreement") with Sportingblood for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the "Intellectual Property") in exchange for issuing 11,000,000 shares of common stock to Sportingblood.

Prior to execution of the IP Agreement, Charles Hazzard and Christina Mabanta-Hazzard are the majority shareholders of the Company, which they collectively own 10,000,000 shares of common stock of the Company. Upon issuance of 11,000,000 shares of common stock in exchange for the intellectual property of Sporting Blood, there will be a total of 26,050,000 shares of common stock outstanding. Additionally, in a separate transaction, Andrew Bachman, owner of Sportingblood, purchased 5,000,000 shares of common stock from Charles Hazzard and Christina Mabanta-Hazzard. These transactions resulted a change in control of the Company, providing a controlling interest to the new Chief Executive Officer and President of the Company, Andrew Bachman. Accordingly, the asset received has been recorded at historical cost as determined under U.S. GAAP on February 7, 2013 at $46,513.

On February 13, 2013, the Company issued 100,000 units for a cash payment of $10,000.  Each Unit consists of one share of the Company's common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 14, 2013, the Company issued 3,500,000 units for a cash payment of $350,000.  Each Unit consists of one share of the Company's common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 21, 2013, the Company issued 100,000 units for a cash payment of $10,000.  Each Unit consists of one share of the Company's common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 25, 2013, the Company issued 2,300,000 units for a cash payment of $230,000.  Each Unit consists of one share of the Company's common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company's common stock at a price of $0.25 per share for a period of three years from the date of issuance.

During the three months ended March 31, 2013, the Company recorded a stock payable in the amount of $7,500 for compensation to the Company's Chief Financial Officer; and during the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500. As of March 31, 2013, $30,000 recorded as stock payable to the Chief Financial Officer.

These issuances are exempt from registration pursuant to Rule 506 of Registration D of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information.

On April 4, 2013, the Company’s Chief Financial Officer, Christina Hazzard, resigned as Chief Financial Officer.  Andrew Bachman was elected to serve as the Company’s Chief Financial Officer for the Company.

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

GAME PLAN HOLDINGS, INC.

Date: May 20, 2013	By:	/s/ Andrew Bachman
Andrew Bachman, Chief Executive Officer

Date: May 20, 2013	By:	/s/ Andrew Bachman
Andrew Bachman, Chief Financial and Accounting Officer