Form 10-Q
period 2013-06-30
Game Plan Holdings, Inc.
filed 2013-08-16
CIK 1456090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

_______________________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Class of Stock	No. Shares Outstanding	Date
Common Stock	32,970,000	August 12, 2013

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

	Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 and the period from inception (March 25, 1999) through June 30, 2013 (unaudited)	5

	Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 and the period from inception (March 25, 1999) through June 30, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures - Not Applicable	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$83,989	$3,453
Marketable securities	3,333	1,315
Prepaids	107,013	-
Other current assets	638	-

Total current assets	194,973	4,768

Property and equipment, net	5,055	3,141

Intangible assets
Intellectual property	46,513	-
Website, net	-	137,480
	46,513	137,480
Other assets
Security deposit	8,392	2,300

Total assets	$254,933	$147,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$127,354	$35,907
Due to related parties	7,969	72,267
Note payable	18,830	-
Deferred charges	998	-

Total current liabilities	155,151	108,174

Stockholders' equity

Common stock, authorized
100,000,000 shares, par value $0.001, 32,050,000 and 15,050,000 issued and outstanding, respectively	32,050	15,050
Additional paid-in capital	2,608,298	1,929,972
Common stock payable	30,000	72,500
Accumulated other comprehensive gain	3,577	1,558
Deficit accumulated during the development stage	(2,574,143)	(1,979,565)

Total stockholders' equity	99,782	39,515

Total liabilities and stockholders' equity	$254,933	$147,689

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From inception (March 25, 1999) through
	June 30,	June 30,	June 30,	June 30,	June, 30
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ 6,608

Operating expenses:
General and administrative	77,264	30,363	106,731	62,149	704,789
Computer and website expenses	44,767	1,867	82,208	3,616	191,606
Impairment of website	118,700	34,985	118,700	34,985	136,240
Stock-based compensation	40,601	-	56,313	-	446,692
Professional fees	42,954	69,231	80,187	130,084	479,570
Wages and payroll expenses	144,579	16,500	150,708	393,500	675,148

Total operating expenses	468,865	152,946	594,847	624,334	2,634,045

Other income (expenses):
Other income	-	-	-	-	703
Gain on sale of marketable securities	-	-	-	-	61,718
Loss on impairment of marketable securities	-	-	-	-	(36,820)
Interest income	-	-	285	4	27,978
Foreign currency transaction loss	-	-	-	-	(5)
Interest expense	(16)	(77)	(16)	(77)	(280)

Total other income	(16)	(77)	269	(73)	53,294

Net loss	$(468,881)	$(153,023)	$(594,578)	$(624,407)	$(2,574,143)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	-	1,558
Unrealized gain (loss) on marketable securities	(4,989)	(1,333)	2,019	15	2,019

Other comprehensive income	(4,989)	(1,333)	2,019	15	3,577

Comprehensive loss	$(473,870)	$(154,356)	$(592,559)	$(624,392)	$(2,570,566)

Basic loss per common share	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.04)

Weighted average
number of shares outstanding - basic	32,050,000	15,050,000	28,280,387	15,050,000

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
			(March 25, 1999)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2013	2012	2013

Operating activities
Net loss	$(594,578)	$(624,407)	$(2,574,143)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	19,952	38,363	141,424
Gain on sale of marketable securities	-	-	(61,718)
Impairment of marketable securities	-	-	36,819
Impairment of website	118,700	34,985	136,240
Stock-based compensation	56,313	420,178	835,633
Changes in operating assets and liabilities
(Increase) decrease in prepaids	(107,013)	31,703	(3,367)
Increase in other current assets	(638)	-	(638)
Decrease in related party receivable	-	-	2,450
Increase in other assets	(6,092)	-	(6,092)
Increase in other receivable	-	-	(5,800)
Increase in accrued interest on note payable	378	-	378
Increase in deferred charges	998	-	998
Increase in accounts payable and accrued liabilities	91,447	15,201	163,237

Net cash used in operating activities	(420,533)	(83,977)	(1,334,579)

Investing activities
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	-	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets	-	-	(34,500)
Purchase of fixed assets	(3,085)	-	(19,718)

Net cash used in investing activities	(3,085)	-	(31,934)

Financing activities
Proceeds from note payable	24,012	-	24,012
Payment to note payable	(5,560)	-	(5,560)
Proceeds from related parties	49,500	52,211	140,267
Payments on related parties advances	(113,798)	(62)	(132,298)
Proceeds from sale of common stock	550,000	-	1,423,673

Cash provided by financing activities	504,154	52,149	1,450,094

Net increase (decrease) in cash	80,536	(31,828)	83,581
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	3,453	43,521	-

Cash, end of period	$83,989	$11,693	$83,989

Supplemental disclosure of cash flow information:
Interest paid	$-	$77	$139
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$46,513	$-	$275,013

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND BUSINESS OF COMPANY

HJS Technology, Inc. (A Development Stage Company) was incorporated on March 25, 1999 under the laws of the State of Nevada.  The Company developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground and the business plan was shut down in 2005.  On May 31, 2007, HJS Technology, Inc. changed its name to Game Plan Holdings, Inc. (the “Company”).  Game Plan Holdings operated a social networking website, www.Hazzsports.com (“Hazzsports.com”).  Hazzsports.com was an online social networking website that offered an interactive resource for sports enthusiasts. The Company has shifted its focus from social media websites to nutritional supplements. In accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) No. 915 the Company is considered to be in the development stage.

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA"). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company.  Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada rather, certain shareholders of Game Plan USA exchange their previously issued shares to Game Plan Canada.  Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock, as well as, transfer 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s President, Charles Hazzard.  Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA.  Prior to the Reorganization Agreement, Game Plan USA developed the social networking website. www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised.  Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

On September 13, 2011, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, the Company acquired the website www.checkinsave.com (“CheckinSave”), a social networking website where users check-in to locations via a mobile application or using the website, and accrue points for their check-ins as well as check-ins of their connections through the site.  The points can be redeemed for discount coupons and deals at various registered venues. The site launched on September 15, 2011. During the second quarter, 2013, management determined that the website could not be used and as of the June 30, 2013 has been shut down.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”).   In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood.

Prior to execution of the IP Agreement, Charles Hazzard and Christina Mabanta-Hazzard were the majority shareholders of the Company, where they collectively owned 10,000,000 shares of common stock of the Company. Upon issuance of 11,000,000 shares of common stock in exchange for the intellectual property of Sportingblood, there were a total of 26,050,000 shares of common stock outstanding. Additionally, in a separate transaction, Andrew Bachman, owner of Sportingblood, purchased 5,000,000 shares of common stock from Charles Hazzard and Christina Mabanta-Hazzard. These transactions resulted in a change in control of the Company, providing a controlling interest to the new Chief Executive Officer and President of the Company, Andrew Bachman.

Proceeding forward, the Company intends to minimize or eliminate its efforts in the social media website spaces and focus on its entry into the nutritional supplements industry with its Game Plan Nutrition line of nutritional supplements, which utilize the Sportingblood IP. The products are specially formulated to be NSF Certified to ensure they do not include banned substances for athletes. The Company presently is focusing upon a three pronged approach to implement its proposed business plan: (i) development of extensive nutritional and vitamin supplement line of products; (ii) number of alternative distribution strategies focusing upon empowering individual fitness industry professionals, such as personal trainers; (iii) construction of proprietary software systems providing the Company with an extensive social networking and internet based marketing strategy.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2013 and December 31, 2012 as follows:

	Fair Value Measurements as of June 30, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,333	$3,333	$-	$-
Total	$3,333	$3,333	$-	$-

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,315	$1,315	$-	$-
Total	$1,315	$1,315	$-	$-

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments.

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

Reclassifications

Computer and website expense of $36,000 were reclassified from professional fees to computer and website in the statement of operations to conform to the current presentation.  The reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through August 12, 2013 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $2,574,143 for the period from inception (March 25, 1999) to June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in “Loss on impairment of marketable securities” in the statements of operations are $-0- and $-0- impairments for the three and six months ended June 30, 2013 and 2012.  The Company recorded $4,988 of other comprehensive loss during the three months ended June 30, 2013 and $1,333 of other comprehensive loss during the three months ended June 30, 2012, net of tax effect, on these investments.

The following is a summary of available-for-sale marketable securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$1,315	$2,018	$-	$3,333
Total	$1,315	$2,018	$-	$3,333

	December 31, 2012
	Cost	Realized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$29,210	$-	$(27,895)	$1,315
Total	$29,210	$-	$(27,895)	$1,315

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of June 30, 2013 and 2012:

	June 30, 2013
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$1	$-	$(4,990)	$(4,989)
Total	$1	$-	$(4,990)	$(4,989)

	June 30, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$320	$-	$(305)	$15
Total	$320	$-	$(305)	$15

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

NOTE 5.  PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2013	2012

Computers	$ 13,355	$ 12,713
Furniture & fixtures	3,472	3,472
Software	449	449
Security systems	1,596	?
Trade show equipment	847	?
Accumulated depreciation	(14,664)	(13,493)

Property and equipment, net	$ 5,055	$ 3,141

Depreciation expense was $1,171 and $1,055 for the six months ended June 30, 2013 and 2012, respectively; and $586 and $469 for the three months ended June 30, 2013 and 2012, respectively.

NOTE 6.  WEBSITE

The Company acquired and launched the website www.checkinsave.com in 2011. The Company purchased the website for 500,000 shares of restricted stock valued at $210,000 ($0.42 per share) and issued 50,000 shares of common stock valued at $18,500 ($0.37 per share) as a referral fee.  The website is amortized over an estimated useful life of 3 years.

During the three months ended June 30, 2013, management determined that the website could not be used and was shut down. The Company wrote off the unamortized cost of the website and incurred a loss from website impairment of $118,700.

The following is a summary of website at:

	June 30, 2013	December 31, 2012
Website (CheckinSave.com)	$228,500	$228,500
Accumulated depreciation	(109,800)	(91,020)
Impairment of website	(118,700)	--
Website, net	$--	$137,480

Amortization expense was $18,781 prior to the write off for the six months ended June 30, 2013 and $37,308 for the six months ended June 30, 2012. Amortization expense was $0 and $18,654 for the three months ended June 30, 2013 and 2012.

Management is currently constructing a new website that it intends to have operational during the third quarter of 2013.

NOTE 7.  INTELLECTUAL PROPERTY

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

NOTE 8.  NOTES PAYABLE

On April 10, 2013, the Company entered into a financing agreement for $24,012 to secure insurance. The note bears 10% interest per annum and monthly payment of $2,780 for a nine month period starting with first payment on May 10, 2013. As of June 30, 2013, the amount due on the agreement was $18,830, which includes accrued interest totaling $378.

NOTE 9.  RELATED PARTY TRANSACTIONS

As of June 30, 2013, the Company has a stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

During the six months ended June 30, 2013 and prior to his resignation as of March 1, 2013, the Company incurred salaries payable to its former Chief Operating Officer, Charles Hazzard in the amount of $6,000.

During the three months ended June 30 2013, the Company borrowed $4,500 from its former Chief Financial Officer.

During the three months ended June 30, 2013, the Company’s current Chief Executive Officer and controlling shareholder, Andrew Bachman, borrowed $41,531 from the Company and advanced $45,000 to the Company. The $41,351 borrowed from the Company has been repaid back by Andrew Bachman during July 2013. The Company has $7,969 and $-0- of due to related parties as of June 30, 2013 and December 31, 2012, respectively.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10.  STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June, 2013 and December 31, 2012:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 32,050,000 and 15,050,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood for the acquisition of all rights, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”) in exchange for issuing 11,000,000 shares of common stock to Sportingblood.

On February 13, 2013, the Company issued 100,000 units for a cash payment of $10,000.  Each Unit consists of one share of the Company’s common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 14, 2013, the Company issued 3,500,000 units valued at $350,000 for a cash payment of $300,000 and $50,000 cash payment received prior to December 31, 2012. Each Unit consists of one share of the Company’s common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 21, 2013, the Company issued 100,000 units for a cash payment of $10,000.  Each Unit consists of one share of the Company’s common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

On February 25, 2013, the Company issued 2,300,000 units for a cash payment of $230,000.  Each Unit consists of one share of the Company’s common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance.

During the six months ended June 30, 2013, the Company recorded a stock payable in the amount of $7,500 for compensation to the Company’s former Chief Financial Officer. During the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500. As of June 30, 2013, $30,000 has been recorded as stock payable to the former Chief Financial Officer.

NOTE 11.  STOCK OPTIONS

On December 22, 2008, the Company granted 600,000 fully vested stock options to certain officers of the Company at $0.50 per share for terms of two years.  The two year terms commence on the start date when the common stock of the Company begins trading on the Over the Counter Bulletin Board.  The total fair value of these options at the date of grant was estimated to be $305,940 and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.40%, a dividend yield of 0% and expected volatility of 82.29% and was recorded as a stock based compensation expense in 2008. As of June 30, 2013, all options have been expired.

On September 13, 2011, the Company granted a total of 200,000 stock options to consultants of the Company at $0.50 per option for a term of 2 years.  Upon each anniversary of the agreement, a total of 100,000 options will become vested and available for purchase by the Consultants. The total fair value of these options at the date of grant was estimated at $10,955 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 2 years, a risk free interest rate of 0.25%, a dividend yield of 0%, and an expected volatility of 66.59%.  The estimated incremental fair value of these options of $1,870 was recorded as a stock based compensation expense in fiscal 2011.

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

On March 15, 2013, the Company granted a total of 600,000 stock options as part of several employee compensation agreements to acquire common shares at $0.25 for a term of three years.  The options were issued as part of the Company’s Stock Option Plan ratified in February 2013.  The options vest at a rate of 50% per year on the anniversary date of the agreements.  The total fair value of these options at the grant date was estimated to be $142,380 and was determined using the Black- Scholes option pricing model with an expected life of five years, a risk free interest rate of 0.84%, a dividend yield of 0%, and expected volatility of 129% and was recorded as stock based compensation of $16,508 for the three months ended June 30, 2013.

On May 9, 2013, the Company granted a total of 500,000 stock options as part of an employee compensation agreement to acquire common shares at $0.25 for a term of three years.  The options were issued as part of the Company’s Stock Option Plan ratified in February 2013.  The options vest at a rate of 33.33% each six months beginning six months after the grant date. The total fair value of these options at the grant date was estimated to be $157,750 and was determined using the Black- Scholes option pricing model with an expected life of four and one half years, a risk free interest rate of 0.84%, a dividend yield of 0%, and expected volatility of 135% and was recorded as stock based compensation of $24,093 for the three months ended June 30, 2013.

The Company’s stock option activity for the six months ended June 30, 2013 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	4,800,000	$ 0.33	1.17
Granted	1,100,000	0.25	4.55
Exercised	-	-	-
Expired / cancelled	4,600,000	0.33	-
Balance, June 30, 2013	1,300,000	$ 0.26	3.38

Warrants

On September 22, 2011, the Company issued 300,000 warrants for services valued at $53,160.  Each warrant is convertible into one share of common stock at an exercise price of $0.45.  All warrants are fully vested and are exercisable at any time up to and including January 1, 2015. The fair value of these warrants was estimated at the grant date using Black-Scholes Option Pricing Model with current value of the stock at $0.37; dividend yield of 0%; risk-free interest rate of 0.34% (3 year Treasury Note rate at the issue date); volatility rate of 78.94%; and expiration date of 3.25 years. As of June 30, 2013, no warrants have been exercised.

During the six months ended June 30, 2013, the Company granted 6,000,000 warrants in conjunction with the sales of the equity units.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance. As of June 30, 2013, no warrants have been exercised.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	300,000	$ 0.45	1.25
Granted	6,000,000	0.25	3.00
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, June 30, 2013	6,300,000	$ 0.26	2.42

NOTE 12.  OPERATING LEASES

The Company had a lease for its office rent.  The payment was $2,000 per month through March 31, 2013.  A new lease for warehouse space was entered into on April 11, 2013 that commenced on June 1, 2013 and runs through May 31, 2016.  The lease contains an option for an additional three year term.  Payment terms for the new lease include base rent of $1,812 per month plus other costs of maintaining the property.  The initial cash outlay for the lease included a security deposit and a prepayment of July rent.

Rent expense for the six months ending June 30, 2013 and 2012 was $8,473 and $12,000, respectively.

The aggregate minimum annual lease payments under operating lease, including amounts characterized as deemed landlord financing payments are as follows:

YEARS	MONTHLY BASIC RENT	ANNUAL BASIC RENT
2013	$ 1,813	$ 10,878
2014	1,813	21,750
2015	1,813	21,750
2016	1,813	10,875
Total minimum lease payments		$ 62,253

NOTE 13.  SUBSEQUENT EVENT

Beginning on July 30, 2013 and through August 12, 2013, the Company received documentation and/or funds for the exercise of warrants to purchase 2,220,000 shares of the Company’s common stock at $0.25. The Company received $555,000 pursuant to these exercises. As of August 12, 2013, only 920,000 shares underlying the 2,220,000 warrants have been issued.

On August 1, 2013, the Company accelerated the vesting schedule in two employee Stock Option Agreements so that 300,000 options to purchase shares of the Company’s common stock at $0.25 became exercisable immediately. As of August 12, 2013, the options to purchase 300,000 shares of the Company’s common stock were exercised. An Option Exercise Form has been delivered to the Company, but the underlying shares have not yet been issued. The Company received $75,000 pursuant to the exercise.

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

On September 13, 2011, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, we acquired the website www.checkinsave.com (“CheckinSave”), a social networking website whereby users check in to locations via a mobile application or using the website. Users accrue points for their check-ins as well as check-ins of their connections through the site that can be redeemed for coupons for discounts and deals at various registered venues. In connection with the acquisition of CheckinSave, we entered into consulting agreements with CheckinSave founders Jordan Brill and Matthew Housser to assist with the continued development, launch and marketing of the CheckinSave website and concept. The site launched on September 15, 2011. We did not issue the stock in connection with the Asset Purchase Agreement until October 21, 2011, which is when the acquisition closed. As of June 30, 2013, management determined that the website could not be used and it was shut down. The Company wrote off the unamortized cost of the website and incurred a loss from website impairment of $118,700.

On April 1, 2012, the Company’s president, Mr. Hazzard, formally resigned from this position. The Company entered into an executive agreement with Mr. Andrew Bachman, whereby Mr. Bachman assumed the role of President. Mr. Hazzard continued to act as the CEO for the Company until his resignation on March 1, 2013. Mr. Hazzard was subsequently appointed as Executive Vice President of the Company. Mr. Bachman accepted appointment as Chief Executive Officer and Chairman of the Board of Directors of the Company on March 1, 2013. Additionally, on March 1, 2013, Christina Hazzard and Ronald Smith resigned from the Board of Directors of the Company, and James Dingman accepted appointment to the Board of Directors. The Company’s Chief Financial Officer, Ms. Hazzard, resigned as Chief Financial Officer on April 9, 2013. Mr. Bachman was elected to serve as the Company’s Chief Financial Officer.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all rights, title and interests in the Sportingblood trademark and certain product formulations (the “Intellectual Property”). Pursuant to the IP Agreement, the Company issued 11,000,000 shares of common stock to Sportingblood.

Sportingblood is a vitamin and nutritional supplements company. Sportingblood’s mission is to provide safe, reliable products that have been tested for integrity and quality. Sportingblood has partnered with NSF International to undergo their stringent NSF Certified for Sport Certification Program. This certification is designed to minimize the risk that a dietary supplement contains banned substances or contaminants. The Company believes this industry is growing and that it is better suited to the strengths of company management. The Company intends to focus exclusively on the nutritional supplement business proceeding forward and to minimize or eliminate its social networking business.

Between February 13 and February 25, 2013, the Company issued 6,000,000 units for cash payments totaling $600,000. Each unit consisted of one share of the Company’s common stock and one purchase warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance. This offering was exempt from registration under Rule 506 of the Securities Act of 1933.

On June 9, 2013, the Company launched its Game Plan Nutrition line of nutritional supplements that utilize the intellectual property acquired from Sportingblood. The Company plans to distribute these supplements through a network of affiliate fitness professionals using online mobile tools.

Operational History

We previously owned and operated three internet web sites, Hazzsports.com, Totalscout.com, and CheckinSave.com. Hazzsports.com was an online social networking website offering an interactive resource for sports enthusiasts. Totalscout.com provided college baseball coaches with an easier and more efficient way to create and request scouting reports on opposing teams through an online standardized reporting tool. CheckinSave.com, was a social networking website whereby users check in at locations such as restaurants, bars or theaters via our website and accrue points for their check-ins. The user accrued points when his or her “friends” on the website check-in to locations. These points were then redeemable for coupons and discounts at various registered venues. Management determined that the three websites could not be used and they were shut down.

Proceeding forward, the Company intends to focus upon its entry into the nutritional supplements industry with the Game Plan Nutrition line of products, which it plans to distribute through a network of affiliate fitness professionals using online mobile tools. The online tools will allow the affiliate fitness professionals to coordinate fitness goals with Game Plan Nutrition products. The Company, as result of the IP Agreement with Sportingblood, has eight high-quality nutritional supplement products that have been developed for health enthusiasts and athletes. These include Whey, Pump, Recovery, Focus Food, Life Rx, T-Jack Rx, Shred Rx and Sizzle Rx.

The Company sought out the expertise of some of the industry’s most renowned nutritionists and trainers to help develop the products. The Company has partnered with NSF International, a global public health organization specializing in standards development, product certification, testing and auditing, to undergo its nutritional supplement certification, NSF for Sport.  This certification ensures that the Company’s products are free of adulteration, contaminants and banned substances. Leading sporting organizations, including Major League Baseball, National Football League, Professional Golfers’ Association, Canadian Centre for Ethics in Sport and World Anti-Doping Agency all recognize this certification. The Company’s manufacturing partners carry all applicable manufacturing licenses and undergo rigorous control procedures to uphold the best manufacturing practices. The manufacturing facilities are certified to be free of banned substances and have a reduced risk of cross-contamination.

Plan of Operations

The Company will continue to implement its aggressive strategy to penetrate the consumer market in the nutritional supplement industry. The Company’s technology is now in beta phase and it plans to hire a full time sales force to build a distribution network. Sales will focus on building relationships with individuals and entities that own multiple gym units. The Company plans to introduce the Game Plan Nutrition technology and supplements to the training professionals operating out of these gyms who will then sell the products directly to consumers. The Company also has a strong group of industry experts, doctors, and leading minds in the nutrition space poised to serve on a board of advisors.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Results of Operations for the Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

Our revenues from March 25, 1999 (year of inception) to June 30, 2013 were minimal.  We do not anticipate earning revenues until such time as we enter into the final development and sales/distribution stages of our nutritional supplement products.

We incurred operating expenses in the amount of $468,865 for the three months ended June 30, 2013 as compared to $152,946 for the three months ended June 30, 2012 (an increase of $315,919).  The increase can be attributed to wages and payroll expenses, computer and website expenses, impairment of website, and stock-based compensation.

These operating expenses for the three months ended June 30, 2013 consisted of general and administrative expenses in the amount of $77,264 (2012: $30,363), computer and website expenses in the amount of $44,767 (2012: $1,867), impairment of website in the amount of $118,700 (2012: $34,985), stock-based compensation in the amount of $40,601 (2012: $0), professional fees in the amount of $42,954 (2012: $69,231), and wages and payroll expenses in the amount of $144,579 (2012: $16,500).

Our net loss for the three months ended June 30, 2013 was $468,881 as compared to our net loss of $153,023 for the three months ended June 30, 2012.  During the three month periods ended June 30, 2013 and 2012 we generated no revenue.

The weighted average number of shares outstanding was 32,050,000 and 15,050,000 for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations for the Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

We incurred operating expenses in the amount of $594,847 for the six months ended June 30, 2013 as compared to $624,334 for the six months ended June 30, 2012 (a decrease of $29,487). The decrease in operating expenses is largely attributable to a $242,792 decrease in wages and payroll expenses. It should be noted that general and administrative expenses, computer and website expenses, and stock-based compensation increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

These operating expenses for the six months ended June 30, 2013 consisted of general and administrative expenses in the amount of $106,731 (2012: $62,149), computer and website expenses in the amount of $82,208 (2012: $3,616), impairment of website in the amount of $118,700 (2012: $34,985), stock-based compensation in the amount of $56,313 (2012: $0), professional fees in the amount of $80,187 (2012: $130,084), and wages and payroll expenses in the amount of $150,708 (2012: $393,500).

Our net loss for the six months ended June 30, 2013 was $594,578 as compared to our net loss of $624,407 for the six months ended June 30, 2012. During the six month periods ended June 30, 2013 and 2012 we generated no revenue.

The weighted average number of shares outstanding was 28,280,387 and 15,050,000 for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $83,989, as compared to $3,453 as of December 31, 2012.  As of June 30, 2013, we had working capital of $39,822, as compared to working deficit of $103,406 as of December 31, 2012.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report for the year ended December 31, 2012 that they have substantial doubt we will be able to continue as a going concern. We do believe that our present operating capital position is sufficient to finance our operations for at least the next 12 months. We base this conclusion on our historical cash needs and while we anticipate that our cash needs may increase slightly in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, our company may cease operations and we eventually may be forced to disband our business operations.

We anticipate that as we shift our business plan and operations to the development, marketing, distribution and sale of nutritional products, our expenditures will increase per calendar quarter.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 and Material Weaknesses found in our Annual Report on Form 10-K for the Year Ended December 31, 2012

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2012 and our Quarterly Report for the quarter ended June 30, 2013, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended June 30, 2013, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

On May 9, 2013, the Company issued to its Manager of Operations options to purchase 500,000 shares of the Company’s common stock as a form of compensation. The options, which were issued under the approved 2013 Stock Option Plan, have an exercise price of $0.25 per share and expire on November 9, 2017. The options vest over the first eighteen months at a rate of one third every six months.

As of June 30, 2013, the Company has a stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

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

GAME PLAN HOLDINGS, INC.

Date: August 15, 2013	By:	/s/ Andrew Bachman
Andrew Bachman, Chief Executive Officer

Date: August 15, 2013	By:	/s/ Andrew Bachman
Andrew Bachman, Chief Financial and Accounting Officer