Form 10-Q
period 2013-09-30
Game Plan Holdings, Inc.
filed 2013-11-19
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

GAME PLAN HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	001-34359	20-0209899
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

112 Water Street, Suite 500, Boston, MA 02109

 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (617) 512-4453

  80 Broad Street, PH 1502, Boston, MA 02110

 (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Class of Stock	No. Shares Outstanding	Date
Common Stock	35,148,456	November 15, 2013

i

ii

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$470,433	$3,453
Marketable securities	4,881	1,315
Accounts receivable	3,583	-
Inventory	170,498	-
Prepaids	41,392	-

Total current assets	690,787	4,768

Property and equipment, net	21,087	3,141

Intangible assets
Intellectual property	46,513	-
Websites, net	62,122	137,480

Other assets
Security deposit	24,848	2,300

Total assets	$845,357	$147,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$213,816	$35,907
Due to related parties	14,500	72,267
Notes payable	14,116	-
Deferred charges	998	-

Total current liabilities	243,430	108,174

Stockholders' equity
Common stock, authorized 100,000,000 shares, par value $0.001, 34,821,574 and 15,050,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	34,822	15,050
Additional paid-in capital	3,409,798	1,929,972
Common stock payable	143,800	72,500
Share subscription receivable	(10,000)	-
Accumulated other comprehensive gain loss	5,125	1,558
Deficit accumulated during the development stage	(2,981,618)	(1,979,565)

Total stockholders' equity	601,927	39,515

Total liabilities and stockholders' equity	$845,357	$147,689

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					From inception
					(March 25, 1999)
	Three months ended	Three months ended	Nine months ended	Nine months ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Net sales	$4,908	$-	$4,908	$-	$11,516
Cost of goods sold	4,279	-	4,279	-	4,279

Gross profit	629	-	629	-	7,237

Operating expenses:
General and administrative	130,902	31,817	237,633	93,966	835,691
Computer and website expenses	2,104	1,779	84,312	5,395	193,710
Impairment of website	-	-	118,700	34,985	136,240
Stock-based compensation	110,572	5,222	166,885	382,373	557,264
Professional fees	57,149	60,796	137,336	189,229	536,719
Wages and payroll expenses	107,247	9,000	257,955	27,000	782,395

Total operating expenses	407,974	108,614	1,002,821	732,948	3,042,019

Other income (expenses):
Other income	-	-	-	-	703
Gain on sale or disposal of marketable securities	101	-	101	-	61,819
Loss on impairment of marketable securities	-	(26,715)	-	(26,715)	(36,820)
Interest income	627	-	912	4	28,605
Foreign currency transaction loss	-	-	-	-	(5)
Interest expense	(858)	(13)	(874)	(90)	(1,138)

Total other income	(130)	(26,728)	139	(26,801)	53,164

Net loss	$(405,475)	$(135,342)	$(1,002,053)	$(759,749)	$(2,981,618)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,558	-	1,558	-	3,116
Unrealized gain on marketable securities	(10)	25,463	3,567	25,478	3,567

Other comprehensive income	1,548	25,463	5,125	25,478	6,683

Comprehensive loss	$(405,927)	$(109,879)	$(996,928)	$(734,271)	$(2,974,935)

Basic loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average
number of shares outstanding - basic	33,591,582	15,050,000	30,070,240	15,050,000

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
			(March 25, 1999)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2013	2012	2013
Operating activities
Net loss	$(1,002,053)	$(759,749)	$(2,981,618)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	20,544	59,284	142,016
Gain on sale of marketable securities	-	-	(61,718)
Impairment of marketable securities	-	26,715	36,819
Impairment of website	118,700	34,985	136,240
Stock-based compensation	166,885	382,373	946,205
Changes in operating assets and liabilities
Increase in accounts receivable	(3,583)	-	(3,583)
Increase in prepaids	(41,392)	103,646	62,254
Increase in inventory	(170,498)	-	(170,498)
Decrease in related party receivable	-	-	2,450
Increase in other assets	(22,548)	-	(22,548)
Increase in other receivable	-	-	(5,800)
Increase in deferred charges	998	-	998
Increase in accounts payable and accrued liabilities	177,909	25,968	249,699

Net cash used in operating activities	(755,038)	(126,778)	(1,669,084)

Investing activities
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	-	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets		-	(34,500)
Investment in development of website	(62,122)	-	(62,122)
Purchase of fixed assets	(19,709)	-	(36,342)

Net cash used in investing activities	(81,831)	-	(110,680)

Financing activities
Proceeds from note payable	27,712	-	27,712
Payments on note payable	(13,596)	-	(13,596)
Proceeds from related parties	91,031	107,129	181,798
Payments to related parties	(148,798)	-	(167,298)
Proceeds from sale of common stock	1,347,500	-	2,221,173

Cash provided by financing activities	1,303,849	107,129	2,249,789

Net increase (decrease) in cash	466,980	(19,649)	470,025
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	3,453	43,521	-

Cash, end of period	$470,433	$23,872	$470,433

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$139
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$46,513	$-	$275,013

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OF COMPANY

HJS Technology, Inc. (A Development Stage Company) was incorporated on March 25, 1999 under the laws of the State of Nevada.  The Company developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground and the business plan was shut down in 2005. On May 31, 2007, HJS Technology, Inc. changed its name to Game Plan Holdings, Inc. (the “Company”).  Game Plan Holdings owned and operates a social networking website, www.Hazzsports.com (“Hazzsports.com”).  Hazzsports.com is an online social networking website that offers an interactive resource for sports enthusiasts.  In accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) No. 915 the Company is considered to be in the development stage.

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company.  Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada rather, certain shareholders of Game Plan USA exchanged their previously issued shares to Game Plan Canada.  Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock and the transfer of 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s then President, Charles Hazzard.  Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA.  Prior to the Reorganization Agreement, Game Plan USA developed the social networking website. www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised.  Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

On September 13, 2011, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage Assets Holdings, Inc. which closed on October 21, 2011. Pursuant to the Asset Purchase Agreement, the Company acquired the website www.checkinsave.com (“CheckinSave”), a social networking website where users check-in to locations via a mobile application or using the website, and accrue points for their check-ins as well as check-ins of their connections through the site.  The points were redeemable for discount coupons and deals at various registered venues. The site launched on September 15, 2011.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations (the “Intellectual Property”).   In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood.

Prior to execution of the IP Agreement, Charles Hazzard and Christina Mabanta-Hazzard were the majority shareholders of the Company, where they collectively owned 10,000,000 shares of common stock of the Company. Upon issuance of 11,000,000 shares of common stock in exchange for the intellectual property of Sporting Blood, there were a total of 26,050,000 shares of common stock outstanding. Additionally, in a separate transaction, Andrew Bachman, owner of Sportingblood, purchased 5,000,000 shares of common stock from Charles Hazzard and Christina Mabanta-Hazzard. These transactions resulted in a change in control of the Company, providing a controlling interest to the new Chief Executive Officer and President of the Company, Andrew Bachman.

The Company is now fully focused upon its entry into and competition within the nutritional supplements industry with the Game Plan line of nutritional supplements, which are specially formulated to be NSF Certified to ensure they do not include banned substances for athletes.  The Company developed an online platform through which fitness professionals sell Game Plan nutritional supplements and earn commissions thereon. The Company’s platform has gone live in beta form.

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

Inventory

Inventory, comprised principally of raw materials, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Revenue and Cost Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the customers. Product sales are recognized net of product returns and discounts. Net sales include product sales and shipping and handling revenues. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in accordance with the payment terms, which are net 30, or through credit card payments at the point of sale for online customers prior to the delivery of the products. Customers may return the Company's products within 45 days of purchase provided the products are in their original sealed container and in resalable condition. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates by product types.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2013 and December 31, 2012 as follows:

Fair Value Measurements as of September 30, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	09/30/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,881	$4,881	$0	$0
Total	$4,881	$4,881	$0	$0

Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,315	$1,315	$0	$0
Total	$1,315	$1,315	$0	$0

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

Estimated
Description	Life
Software	3 years
Computers	5 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	39 years

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

Reclassifications

Computer and website expenses of $36,000 were reclassified from professional fees to computer and website in the statement of operations to conform to the current presentation.  The reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements the Company has no established source of revenue and has experienced recurring net operating losses. This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $2,981,618 for the period from inception (March 25, 1999) to September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in “Loss on impairment of marketable securities” in the statements of operations are $0 and $0 impairments for the three months ended September 30, 2013 and 2012. The Company recorded $4,881 of other comprehensive income for the nine months ended September 30, 2013 and $0 of other comprehensive income (loss) associated for the nine months ended September 30, 2012, net of tax effect, on these investments.

During the nine months ended September 30, 2013, the Company sold its entire position in an investment held by Canaccord Genuity Wealth Management for $100.  Another position was written off as worthless. The proceeds from the sale were used to partially offset annual brokerage charges.  The balance of brokerage charges due were written off by the broker.

The following is a summary of available-for-sale marketable securities as of September 30, 2013 and December 31, 2012:

September 30, 2013
	Cost	Unrealized Gain		Unrealized (Losses)	Market or Fair Value
Equity securities	$1,315	$3,551		$--	$4,881
Total	$1,315	$3,551	$		$4,881

December 31, 2012
	Cost	Realized Gain		Realized (Losses)	Market or Fair Value
Equity securities	$29,210	$--		$(27,895)	$1,315
Total	$29,210	$--		$(27,895)	$1,315

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2013 and 2012:

September 30, 2013
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$5,125	$--	$--	$5,125
Total	$5,125	$--	$--	$5,125

September 30, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$25,478	$--	$--	$25,478
Total	$25,478	$--	$--	$25,478

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets consisted of the following at:

	September 30, 2013	December 31, 2012

Computers/technology	$ 20,158	$ 12,713
Equipment and fixtures	3,790	3,472
Leasehold improvements	1,200	--
Security systems	805	--
Software	449	449
Trade show equipment	847	--
Warehouse equipment	9,904	--
Accumulated amortization	(15,256)	(13,493)

Property and equipment, net	$ 21,087	$ 3,141

Depreciation expense was $1,763 and $2,263 for the nine months ending September 30, 2013 and 2012, respectively; and $592 and $1,208 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 6 - WEBSITE

The Company acquired and launched the website www.checkinsave.com in 2011. The Company purchased the website for 500,000 shares of restricted stock valued at $210,000 ($0.42 per share) and issued 50,000 shares of common stock valued at $18,500 ($0.37 per share) as a referral fee.  The website was amortized over an estimated useful life of three years.  During the nine months ended September 30, 2013, management determined that the website could not be used and was shut down. The Company wrote off the unamortized cost of the website and incurred a loss from website impairment of $118,700.

The following is a summary of website at:

	September 30, 2013	December 31, 2012
Website (CheckinSave.com)	$ 228,500	$ 228,500
Accumulated depreciation	(109,800)	(91,020)
Impairment of website	(118,700)	--
Website, net	$ --	$ 137,480

Amortization expense was $18,781 prior to the write off for the nine months ended September 30, 2013 and $57,021 for the nine months ended September 30, 2012. Amortization expense was $0 and $18,654 for the three months ended September 30, 2013 and 2012.

Management is currently operating, further developing, and testing a new website. During the nine months ended September 30, 2013, the Company has incurred $62,122 in costs to develop the site.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2013, the Company has a stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

During the nine months ended September 30, 2013 and prior to his resignation as of March 1, 2013, the Company incurred salaries payable to its former Chief Operating Officer, Charles Hazzard in the amount of $6,000.

During the nine months ended September 30, 2013, the Company’s former Chief Financial Officers has paid expenses totaling $4,500 on behalf of the Company. This advance is unsecured, bears no interest, and due on demand.

During the nine months ended September 30, 2013, the Company’s Chief Executive Officer and controlling shareholder advanced a total of $45,000 and borrowed $35,000 from the Company. As of September 30, 2013, the Company has an advance of $10,000 due to him. This advance is unsecured, bears no interest, and due on demand.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9.  NOTES PAYABLE

September 30, 2013

Notes payable, unsecured, due in monthly payments of principal and interest $2,780.40, interest at10% per annum, matures February 10, 2014.	$10,894

Note payable, unsecured, due in monthly payments of principal and interest $477.77, interest at 11.5% per annum, matures April 17 2014.	3,222

Total notes payable as of September 30, 2013.	$14,116

Interest expense for the nine months ended September 30, 2013 and 2012 was $874 and $90, respectively; and $858 and $13 interest expense for the three months ended September 30, 2013 and 2012, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2013 and December 31, 2012:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 34,721,574 and 15,050,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

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

During the nine months ended September 30, 2013, the Company recorded a stock payable of 20,000 shares fair valued in the amount of $13,800 for compensation owed under a Sponsorship Agreement dated July 14, 2013.

During the nine months ended September 30, 2013, the Company recorded a stock payable in the amount of $7,500 for compensation to the Company’s former Chief Financial Officer. During the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500. As of September 30, 2013, $30,000 has been recorded as stock payable to the former Chief Financial Officer.

During the three months ended September 30, 2013, portions of a warrant sold in February 2013 to purchase 2,500,000 shares of the Company’s common stock at $.25 per share were assigned to a number of investors in exchange for their promise to immediately exercise their right to purchase shares of the Company.  As a result of these transactions, the Company issued 1,840,000 shares of common stock for $460,000 cash received; and recorded 400,000 shares of common stock as stock payable for $100,000 cash received. The 400,000 shares of common stock have not been issued as of date of this filing.

During the three months ended September 30, 2013, three investors who had purchased units in February 2013 exercised their right to purchase shares of common stock at $.25 per share.  As a result of the exercise of these options, 550,000 shares of common stock were issued for $137,500.

During the three months ended September 30, 2013, the terms of non-qualified stock options held by three employees were amended so that the stock options vested immediately.  Upon amendments, the one of the employees exercised 20,000 of her 50,000 shares. The other two employees assigned their rights of exercise the options to a relative who immediately exercised her right to purchase all 300,000 shares of common stock that were available.  As a result of these activities, the Company issued 320,000 shares of common stock for $80,000 in cash.

During the three months ended September 30, 2013,  private placements of restricted stock to accredited investors were completed. These private placements were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.  The Company placed the stock at a 20% discount to the then market price of the freely traded unrestricted stock.  As a result of the private placement, 61,574 shares of common stock were issued for $20,000 in cash were received as of September 30, 2013 and $10,000 in cash received subsequently but before the date of this filing, which has been recorded as share subscription receivable as of September 30, 2013.

NOTE 11 - STOCK OPTIONS

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

During the three months ended September 30, 2013, the terms of non-qualified stock options held by certain optionees were amended so that they vested immediately.  Upon amendment, 320,000 out of total available 350,000 options on shares were exercised for a total of $80,000.

The Company’s stock option activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	4,800,000	$ 0.33	1.17
Granted	1,100,000	0.25	4.30
Exercised	320,000	0.25	-
Expired / cancelled	4,800,000	$0.33	-
Balance, September 30, 2013	780,000	$ 0.25	4.30

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

During the nine months ended September 30, 2013, the Company granted 6,000,000 warrants in conjunction with the sales of the equity units.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance. During the three months ended September 30, 2013, the Company issued a total of 2,390,000 shares of common stock for the exercise of the warrants.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	300,000	$ 0.45	0.50
Granted	6,000,000	0.25	2.25
Exercised	2,390,000	0.25	-
Expired / cancelled	-	-	-
Balance, September 30, 2013	3,910,000	$ 0.27	2.22

NOTE 12 - OPERATING LEASES

From the beginning of the year through March 31, 2013 the Company’s office space was rented for $2,000 per month.

A lease for warehouse space was entered into on April 11, 2013 that commenced on June 1, 2013 and runs through May 31, 2016. The lease contains an option for an additional three year term. Payment terms include a base rent of $1,813 per month plus other costs of maintaining the property. The initial cash outlay for the lease included a security deposit of $6,092 and a prepayment of July rent.

The Company leased new office space that commenced on September 15, 2013 and runs through August 31, 2017. Payment terms include a base rent of $5,486 per month plus other costs of maintaining the property. There was an initial cash outlay for a security deposit.

Rent expense for the nine months ending September 30, 2013 and 2012 was $14,310 and $18,000, respectively. Rent expense for the three months ended September 30, 2013 and 2012 was $5,836 and $6,000, respectively.

The aggregate minimum annual lease payments under operating lease, including amounts characterized as deemed landlord financing payments are as follows:

YEARS	MONTHLY BASIC RENT	ANNUAL BASIC RENT
2013	$ 7,299	$ 24,638
2014	7,299	87,582
2015	7,299	87,582
2016	7,299	74,891
2017	7,299	43,884
Total minimum lease payments		$ 318,577

NOTE 12 - SUBSEQUENT EVENT

On October 28, 2013, the Company entered into a Referral Agreement with president of personal training at a health and fitness club with numerous locations. This individual will be compensated by the Company if a certain number of fitness professionals from the health club with which he is associated utilize the Company’s platform. As part of the compensation under the Referral Agreement, this individual is entitled to receive an option to purchase 500,000 shares of the Company’s common stock. This option grant has not yet been formally approved by the Company’s Board of Directors. The exercise price for this option will be set by the Board of Directors at the time the option is formally approved.

On October 28, 2013, the Company agreed to sell 20,833 shares of its common stock to an accredited investor for $10,000. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On October 29, 2013, the Company agreed to sell 19,231 shares of its common stock to an accredited investor for $10,000. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On October 31, 2013, the Company agreed to sell 56,818 shares of its common stock to an accredited investor for $25,000. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On or around November 6, 2013, the Company received documentation expressing an accredited investor’s intent to exercise the right to purchase 80,000 shares of the Company’s common stock for $20,000. This right was assigned to this accredited investor from the Bachman Warrant, as defined in Part II, Item 2 below. The sale of these shares of common stock was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

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

The Company has created an online and mobile platform that allows fitness professionals to, among other things, earn commissions from sales of the Company’s products. The Company's proprietary nutritional supplements are sold exclusively through fitness professionals using the online and mobile platform. The Game Plan platform went live in beta form on September 20, 2013. Fitness professionals can sign up to start selling the Company’s products at gameplan.com. The Company acquired this domain name pursuant to a Domain Name Purchase Agreement dated September 13, 2013.

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

The Company is now completely focused upon its entry into and competition within the nutritional supplements industry. The Game Plan online and mobile platform and line of nutritional supplements, which can be found at gameplan.com, officially went live in beta form on September 20, 2013 and is available to fitness professionals. Fitness professionals are able to sell the Company’s products and earn commissions. This is the exclusive method used by the Company to sell its products. The platform also includes a fitness regimen builder and simple marketing tools designed to help fitness professionals better manage their clients, generate sales, and develop more business. The Company’s products being sold through the fitness professionals utilize the Sportingblood Intellectual Property. These high-quality nutritional supplement products have been developed for health enthusiasts and athletes. These include Whey, Pump, Recovery, Focus Food, Life Rx, T-Jack Rx, Shred Rx and Sizzle Rx.

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

Plan of Operations

Now that the Company’s online platform has gone live in beta form and the Game Plan supplements are available through a network of fitness professionals, the Company is focused upon developing and refining its system for recruiting fitness professionals capable of promoting and selling Game Plan nutritional supplements. The Company continues to develop relationships with individuals and entities that operate multiple gym units. The Company seeks access to the fitness professionals operating out of these gyms. Further, the Company will incentivize other individuals and entities with access to large pools of fitness professionals to promote the Game Plan platform. The Company is also eager to get initial feedback on both its platform and products now that both are available. The Company plans to make adjustments based on feedback from real users. The Company is also exploring strategic partnerships and/or joint ventures designed to increase the Company’s visibility and access to fitness professionals.

The Company earns revenue through the sale of nutritional supplements by fitness professionals. The Company has the following nutritional supplements available:

•

Whey: $49.99 for 30 servings. Flavors/types: orange and chocolate.

•

Pump: $34.99 for 30 servings. Flavors/types: fruit and orange.

•

Recovery: $34.99 for 30 servings. Flavors/types: fruit and orange available.

•

Focus Food: $33.00 for box of 12 bars. Flavors/types: Chocolate chip cookie.

•

T-Jack: $74.99 for 30 day supply. 120 capsules.

•

Shred: $59.99 for 30 day supply. 120 capsules.

•

Sizzle: $49.99 for 30 day supply. 60 capsules.

•

Life: $54.99 for 30 day supply. 60 packages.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Results of Operations for the Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

In the three months ended September 30, 2013, the Company had net sales in the amount of $4,908. The cost of goods sold totaled $4,279. For the three months ended September 30, 2013, the Company had gross profits of $629. The Company did not have any sales in the three months ended September 30, 2012.

We incurred operating expenses in the amount of $407,974 for the quarter ended September 30, 2013 as compared to $108,614 for the quarter ended September 30, 2012 (an increase of $299,360).  The increase can be attributed to wages and payroll expenses, stock-based compensation, and a large increase in general and administrative expenses.

These operating expenses for the three months ended September 30, 2013 consisted of general and administrative expenses in the amount of $130,902 (2012: $31,817), computer and website expenses in the amount of $2,104 (2012: $1,779), stock-based compensation in the amount of $110,572 (2012: $5,222), professional fees in the amount of $57,149 (2012: $60,796) and wages and payroll expenses in the amount of $107,247 (2012: $9,000).

Our net loss for the quarter ended September 30, 2013 was $407,475 as compared to our net loss of $135,342 for the quarter ended September 30, 2012.

The weighted average number of shares outstanding was 33,591,582 and 15,050,000 for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

In the nine months ended September 30, 2013, the Company had net sales in the amount of $4,908. The cost of goods sold totaled $4,279. For the nine months ended September 30, 2013, the Company had gross profits of $629. The Company did not have any sales in the nine months ended September 30, 2012.

We incurred operating expenses in the amount of $1,002,821 for the nine months ended September 30, 2013 as compared to $732,948 for the nine months ended September 30, 2012 (an increase of $269,873). The increase in operating expenses is attributable to the $230,955 increase in wages and payroll expenses and an $143,667 increase in general and administrative expenses. Both stock-based compensation and professional fees expenses decreased from for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

These operating expenses for the nine months ended September 30, 2013 consisted of general and administrative expenses in the amount of $237,633 (2012: $93,966), computer and website expenses in the amount of $84,312 (2012: $5,395), impairment of website in the amount of $118,700 (2012: $34,985), stock-based compensation in the amount of $166,885 (2012: $382,373), professional fees in the amount of 137,336 (2012: $189,229), and wages and payroll expenses in the amount of $257,955 (2012: $27,000).

Our net loss for the nine months ended September 30, 2013 was $1,002,053 as compared to our net loss of $756,749 for the nine months ended September 30, 2012.

The weighted average number of shares outstanding was 30,070,240 and 15,050,000 for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had cash in the amount of $470,433, as compared to $3,453 as of December 31, 2012.  As of September 30, 2013, we had working capital of $447,357, as compared to working deficit of $103,406 as of December 31, 2012.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report for the year ended December 31, 2012 that they have substantial doubt the Company will be able to continue as a going concern. The Company believes that its present operating capital position is sufficient to finance our operations for at least the next 12 months. This conclusion is based upon our historical cash needs and while we anticipate that our cash needs will increase in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, the Company may cease operations and eventually it may be forced to disband its business operations.

The Company anticipates that further development of the Game Plan online platform, recruitment of additional personnel and fitness professionals, and competition in the nutritional supplements industry will increase expenditures per calendar quarter.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 and Material Weaknesses found in our Annual Report on Form 10-K for the Year Ended December 31, 2012

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2012 and our Quarterly Report for the quarter ended September 30, 2013, we have taken the following additional steps:

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended September 30, 2013, the Company looked more closely at the financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

Andrew Bachman’s father owned a warrant to purchase 2,500,000 shares of the Company’s common stock at $0.25 per share (the “Bachman Warrant”). The Bachman Warrant was purchased from the Company during a private offering of units in February 2013. To assist the Company in its capital raising efforts, Mr. Bachman’s father agreed to assign his rights to purchase shares of the Company’s common stock to a number of accredited investors in exchange for their promise to immediately exercise their right to purchase shares of the Company’s common stock at $0.25. By exercising their right to purchase shares, the investors accepted the assignment and the Company received the $0.25 per share exercise price. A total of thirteen investors, included the original owner of the Bachman Warrant, exercised warrants during three months ended September 30, 2013. The specifics of each exercise follow.

On August 1, 2013, the Company received $25,000 from an accredited investor for the purchase of 100,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

On August 2, 2013, the Company received $50,000 from an accredited investor for the purchase of 200,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On August 2, 2013, the Company received $100,000 from an accredited investor for the purchase of 400,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. As of this filing, the 400,000 shares have not been formally issued to the investor. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On August 6, 2013, the Company received $150,000 from an accredited investor for the purchase of 600,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On August 7, 2013, the Company received $30,000 from an accredited investor for the purchase of 120,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On August 9, 2013, the Company received a total of $100,000 from four accredited investors for the purchase of 400,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On August 12, 2013, the Company received a total of $95,000 from three accredited investors for the purchase of 380,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On August 26, 2013, the Company received $10,000 from an accredited investor for the purchase of 40,000 shares of the Company’s common stock at $0.25 per share under the Bachman Warrant. The offer and sale of these shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

In addition to the Bachman Warrant assignment and exercises, three investors that purchased units containing a warrant in the February 2013 private offering exercised their right to purchase shares. On August 9, 2013, the Company received $25,000 for the purchase of 100,000 shares of the Company’s common stock at $0.25 per share under a warrant. On or around approximately August 16, 2013, the Company received $100,000 for the purchase of 400,000 shares of the Company’s common stock at $0.25 per share under a warrant. Additionally, the Company received $12,500 for the purchase of 50,000 shares of the Company’s common stock at $0.25 per share under a warrant. The Company received the $12,500 on September 9, 2013. All of these sales of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

A second prong of the Company’s capital raising strategy involved a total of 350,000 non-qualified stock options granted to three employees with an exercise price of $0.25. The Company accelerated the vesting schedule of these three options so that the options were exercisable immediately. On August 20, 2013, the Company’s received $5,000 from one employee in order to exercise her right to purchase 20,000 shares of the Company’s common stock. A portion of this option, the right to purchase 30,000 shares, remains unexercised. With the Company’s consent, the other two employees assigned their options to a relative. The two employees did not receive monetary consideration for this assignment. The assignee relative then exercised her right to purchase 300,000 shares. As part of a payment made on August 12, 2013, the Company received $75,000 from the relative for the 300,000 shares. The offer and sale of these shares of common stock were exempt from registration pursuant to Section 4(2) or Rule 506 of Regulation D promulgated under the Securities Act.

A third prong of the Company’s capital raising strategy involved individual private placements of common stock to accredited investors. The Company accepted two Subscription Agreements during the three months ended September 30, 2013. On September 9, 2013, the Company agreed to sell 42,373 shares of its common stock to an accredited investor in exchange for $20,000. On September 18, 2013, the Company agreed to sell 19,201 shares of its common stock to an accredited investor in exchange for $10,000. The previously mentioned 19,201 shares were issued by the Company during the three months ended September 30, 2013, but due to shipping problems payment was not received by the Company until after September 30, 2013.

On September 13, 2013, the Company entered into a Domain Name Purchase Agreement in order to acquire gameplan.com. As part of the consideration paid by the Company in exchange for gameplan.com, the Company became obligated to issue to the prior owner 150,000 shares of the Company’s common stock. The Company’s Board of Directors ratified the Domain Name Purchase Agreement, including the stock issuance. The 150,000 shares were ultimately issued by the Company’s transfer agent after September 30, 2013. The gameplan.com’s prior owner was an accredited investor and the issuance was exempt from registration pursuant to Rule 506 of Regulation promulgated under the Securities Act.

As of September 30, 2013, the Company has a stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

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

GAME PLAN HOLDINGS, INC.

Date: November 19, 2013	By:	/s/ Andrew Bachman
Andrew Bachman, Chief Executive Officer