Form 10-K
period 2013-12-31
Game Plan Holdings, Inc.
filed 2014-07-10
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  001-34359

GAME PLAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0209899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 Water Street, Suite 500, Boston, MA 02110

(Address of principal executive offices)

(617) 512-4453

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [X] Yes  [  ] No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  [  ] Yes  [X] No

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes  [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter , was approximately $8,665,500 (based upon the closing bid price of the registrant’s common stock as reported on OTCmarkets.com). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

SHARES OUTSTANDING

As of July 2, 2014, Game Plan Holdings, Inc. had 37,116,184 shares of common stock issued and outstanding.

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

ii

GAME PLAN HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

iii

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

PART I

Item 1.  Business

In General

The Company, then named HJS Technology, Inc. (a Development Stage Company), was incorporated on March 25, 1999 under the laws of the State of Nevada. The Company developed a business plan around a concept entitled www.close2here.com. This concept failed to get off the ground and the business plan was shut down in 2005. On May 31, 2007, HJS Technology, Inc. changed its name to Game Plan Holdings, Inc. (the “Company”). Between 2007 and early 2013, the Company operated various social networking websites, www.hazzsports.com, wwww.totalscout.com, and www.checkinsave.com.

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all right, title and interest in and to the Sportingblood trademark and certain nutritional supplement product formulations (the “Intellectual Property”). In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood.  After this acquisition, Sportingblood’s principals began working for the Company in February 2013 and started to develop Game Plan’s nutritional supplement business using the acquired Sportingblood product formulations. The IP Agreement and a separate stock transaction between Andrew Bachman, owner of Sportingblood and the Company’s then-CEO and President, and Chuck and Christina Hazzard, resulted in a change in control of the Company. By March 2013, Mr. Bachman was the Chairman, CEO, President, and the Company’s largest shareholder. As of this Annual Report on Form 10-K, Andrew Bachman is no longer an officer and director of the Company.

During the fiscal year ended December 31, 2013, the Company transitioned its business from social networking websites to entry into and competition within the nutritional supplements industry. The Company is now exclusively focused on the marketing and sale of its Game Plan line of nutritional supplements, many of which are specifically designed to be NSF certified to ensure that they do not include banned substances for professional athletes.

Products

Currently, the Company markets and sells products ranging from whey protein to multivitamin and fish oil supplements. The Company’s products are as follows:

•

Whey: $49.99 for 30 servings. Flavors/types: vanilla and chocolate.

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

The Company partnered with NSF International, a global public health organization specializing in standards development, product certification, testing, and auditing, to undergo its nutritional supplement certification for various products, NSF for Sport. This certification ensures that certain of the Company’s products are free of adulteration, contaminants, and banned substances. Leading sports organizations, including Major League Baseball, National Football League, Professional Golfers’ Association, Canadian Centre for Ethics in Sport, and World Anti-Doping Agency all recognize this certification. The Company’s manufacturing partners carry all applicable manufacturing licenses and undergo rigorous control procedures to uphold the best manufacturing practices. The manufacturing facilities are certified to be free of banned substances and have a reduced risk of cross-contamination.

Distribution

The Company developed an online platform, which went live in beta on September 20, 2013, through which fitness professionals, youth camp coordinators, team coaches, and others sell Game Plan nutritional supplements and earn commissions thereon. Consumers can also visit the Company’s website directly, gameplan.com, to subscribe for nutritional supplement plans designed by Company. Gameplan.com also allows consumers to build their own plan comprised of nutritional supplements offered by the Company and to subscribe to plans endorsed by celebrities and athletes.  As a result of testing in a live environment, management determined that it cannot carry out its business plan with the current website.  Accordingly, management is developing a new website which will go live during 2014.  Until that website is ready, the current one will be used.

Fitness professionals, camp coordinators, coaches, and celebrity endorsers (“Sellers”) are incentivized to promote and sell the Company’s products through commissions on direct sales ranging from 10% to 20% of gross sales. The Company no longer employs a multi-level marketing approach, which allowed certain Sellers to earn commissions based upon sales completed by individuals they introduced to the Game Plan platform and products. The Company pays commissions on sales monthly and the overall structure is subject to change at any time.

After the initial subscription to one of the Company’s plans or products, consumers receive automatic monthly refills. Consumers can cancel their subscription at any time by contacting the Company. Customers may return the Company’s products within 45 days of purchase. However, the products must be in their original sealed container and must be in a condition allowing for resale upon receipt by the Company. Refunds will be issued after the Company receives the product and confirms its condition. The Company will provide return shipping labels.

The Company continues to focus upon developing and refining its system for recruiting fitness professionals capable of promoting and selling Game Plan nutritional supplements. Additionally, the Company continues to seek strategic partners including, fitness centers, gyms, health clinics, sports teams, and other individuals and entities with access to large pools of fitness professionals or fitness-conscious clientele.

Industry Background

Dietary and nutritional supplements are typically categorized broadly as nutraceuticals, which are products derived from food sources and that are designed to supplement the basic nutritional value found in a person’s regular diet. The Company operates largely in the sports nutrition and weight loss market in the United States, which consists of nutrition bars, sports and energy drinks, sports nutritional supplements, and weight-loss meal replacements, and weight-loss pill-form supplements.

The nutraceutical industry was a multi-billion dollar industry in 2013 and is expected to continue to grow at a rate of 6% to 9% over the period from 2014 to 2017. As health awareness raises concerns about what people put into their bodies, more and more people turn to nutritional and vitamin supplements for natural immunity boosts, athletic performance enhancers and other health benefits as an alternative to pharmaceutical products. The use of nutraceuticals is intended to accomplish desirable therapeutic outcomes with reduced side effects, as compared to other therapeutic agents. An aging population has been a major factor contributing to this growth of the nutraceuticals market. By the year 2020, the number of individuals who are aged 60 years and above is expected to surpass 1.0 billion, with 70% of this populace dwelling in the developing nations.

Industry Background: Competition

The global nutritional and dietary supplements industry is highly competitive, and the Company expects competition to significantly increase in the future. Growing demand by consumers to lead healthier lifestyles and to avoid dependency on synthetic drugs has spurred many companies, large and small, to break into the market. Major trends influencing the market include growing competition leading to industry consolidation, maturing markets in the developed regions, higher disposable incomes leading to greater personal care in the developing markets, growing affixation with beauty, and the launch of supplements enhancing beauty. Vitamin and mineral supplements are projected to generate relatively moderate growth in nutraceutical applications, resulting from intense pricing competition, overall lack of proprietary compounds, and mature product applications.

The industry continues to see large players from the food and pharmaceutical industries acquiring small companies to mark an entry into the market. Competition within the nutraceuticals market is driven by several factors, including price, safety and efficacy issues, packaging, brand loyalty and others. Key players in the field currently include MusclePharm, Herbalife, Glanbia Nutritionals, Archer Daniels Midland Company, GlaxoSmithKline, Groupe Danone, Ocean Nutrition Canada, Pfizer Nutrition and Perrigo Company.

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

Company’s Position

With approximately one year of industry experience and annual revenues under $100,000, the Company is an early stage participant in the competitive nutraceutical space. The Company hopes to compete with larger industry participants and increase revenues by incentivizing individuals with direct access to a large number of fitness-conscious consumers. The Company is trying to give fitness professionals, coaches, and camp administrators a means to supplement their income. At the same time, the Company seeks to make contact directly with consumers through its website, gameplan.com. The Company is currently reworking its website in an effort to become more competitive.

Manufacturing

The Company’s products are manufactured by third parties in the United States, which source raw materials from both domestic and international suppliers. The Company’s products are manufactured in facilities operated in compliance with Good Manufacturing Practices (“GMP”) as set forth in 21 CFR 110. Due to high demand, raw materials needed for the Company’s products are not always available within the standard six to ten week timeframe. Anywhere from two to six weeks of additional lead time may be necessary due to the availability of raw materials.

Major Customers

As of December 31, 2013, the Company was not dependent on one or a few major customers.

Government Regulations

The Company’s finished products, ingredients, packaging, and labeling are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The FDA still uses a blanket term of "dietary supplement" for all substances without distinguishing their efficacy, manufacturing process, supporting scientific research, and increased health benefits. Under the Dietary Supplement Health and Education Act (DSHEA), the Company is prohibited from marketing products that are adulterated or misbranded. Accordingly, the Company must evaluate the safety and labeling of its products to ensure compliance with DSHEA and relevant FDA regulations.

The Federal Trade Commission (“FTC”) has primary responsibility for regulating nutraceutical industry participants’ claims in advertising, including print, infomercials, catalogs, and other similar direct marketing materials. Advertising must be truthful and not misleading and advertising should have adequate substantiation for claims made prior to the dissemination of an advertisement. The Company’s marketing through the internet is subject to regulation in the same fashion as promotions through any other media.

Various other regulatory agencies on both state and federal levels may regulate everything from the Company’s products to its sales methods. However, the marketing and sale of the Company’s products are not subject to government pre-approval.

Research and Development Activities

During the year ended December 31, 2013, the Company spent a nominal amount on research and development for the Game Plan line of nutritional supplements. The supplements had largely been developed by the principals of Sportingblood.

Employees

As of December 31, 2013, the Company had six employees. Five of the six employees served on a full-time basis. The Company conducts its business largely through agreements with consultants and other independent third parties.

Trademarks

The Company owns five trademarks, which are registered with the United States Patent and Trademark Office (“USPTO”): Trademark Registration No. 3,609,416 for the Hazzsports.com logo, Trademark Registration No. 3,521,870 for Hazzsports.com, Trademark Registration No. 3,620,491 for the slogan, “It’s better to be a Hazz been than a never was,” Trademark Registration No. 4,215,313 for the CheckinSave logo, and Trademark Registration No. 4,215,312 for CheckinSave. These trademarks are related to the Company’s former business and are no longer being used by the Company. The Company has one pending trademark application: Trademark Serial No. 86038749 for the wording “Game Plan” with a stylized letter G and a stylized letter P resting above the wording.

Licenses and Royalties

The Company does not have any licensing or royalty agreements in place in connection with the use of intellectual property.

Item 1A.  Risk Factors

You should consider each of the following risk factors and any other information set forth in this Annual Report, including our financial statements and related notes, in evaluating our business and prospects. Current reports and more recent SEC filings should also be considered. The risks and uncertainties described below are not the only ones that impact our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of the following risks actually occur, our business and financial results or prospects could be harmed. In that case, the value of the Company’s common stock could decline.

Risks Related to the Company

The Company has a limited operating history.

The Company has a limited operating history as a nutritional supplements business. As a result, the Company has limited financial information on which you can evaluate the prior performance of the Company in its capacity as a nutritional supplements provider. The Company lacks any meaningful financial history against which a potential investor can judge our performance or that, if known, would be of assistance in evaluating our business prospects or the merits of investing in the Company. The Company competes against several competitors, many of which are larger, have greater financial resources, and better access to capital markets than the Company. Thus, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.

There is no assurance of planned growth and the inability to grow could adversely affect operating results.

The Company believes that its future operating results will depend largely on its ability to increase its penetration in existing and future markets. Additional personnel and assets may be required to execute those actions. There can be no assurance that the Company will successfully expand and operate profitably. Its expansion plans have and may continue to result in increased operating expenses in the future. Results of operations may therefore be adversely affected during this expansion. There can be no assurance that the Company will anticipate and respond effectively to all of the changing demands that its expanding operations will have on the Company’s management, information, products, and operating systems. The failure to adapt its systems, products, and business method could have a material adverse effect on the Company’s results of operations and financial condition. There is no assurance that the Company will successfully achieve its planned expansion or, if achieved, that the expansion will result in profitable operations.

The Company’s failure to establish and maintain customer/fitness professional relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

The Company intends to focus and refine its system for recruiting fitness professionals, coaches, and fitness-related camp administrators capable of promoting and selling the Company’s nutritional supplements. The Company continues to develop relationships with individuals and entities that operate multiple gym units and in fitness-related professions. This means the Company’s success depends in significant part upon its ability to recruit, retain, and motivate a large base of these fitness professionals who would utilize, promote, and sell the Company’s products. The loss or inability to establish these relationships could negatively impact sales of the Company’s products, and it could impair the Company’s financial stability.

Since the fitness professionals selling the Company’s products are not employees and therefore the Company cannot exercise significant oversight and control over their activities and sales techniques, fitness professionals could fail to comply with applicable law or the Company’s policies and procedures, which could result in claims against the Company that could harm its financial condition and operating results.

Fitness professionals who sell the Company’s products are independent contractors and, accordingly, the Company is not in a position to directly provide the same direction, motivation, and oversight as it would if the fitness professionals were the Company’s own employees. As a result, there can be no assurance that fitness professionals will participate in the Company’s marketing strategies or plans, accept in its introduction of new products, or comply with the Company’s policies and procedures.

Federal, state and local laws regulate the Company’s business, products and marketing program. Violations by these fitness professionals of applicable law or of Company policies and procedures in dealing with customers could reflect negatively on the Company’s products and operations and harm its business reputation. In addition, it is possible that a court could hold the Company civilly or criminally accountable based on vicarious liability because of the actions of the Company’s fitness professionals.

The Company may be held responsible for certain taxes or assessments relating to the activities of fitness professionals making sales in various states, which could harm its financial condition and operating results.

The Company’s fitness professionals are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on the Company to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, the Company may be subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to sales effectuated by fitness professionals. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require the Company to treat its fitness professionals as employees, or that fitness professionals are deemed by local regulatory authorities in one or more of the jurisdictions in which the Company operates to be employees rather than independent contractors under existing laws and interpretations, the Company may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm the Company’s financial condition and operating results.

Adverse publicity associated with the Company’s products, ingredients or marketing could harm the Company’s financial condition and operating results.

The size of the Company’s distribution force and the results of its operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•

the safety and quality of the Company’s products and ingredients;

•

the safety and quality of similar products and ingredients distributed by other companies;

•

fitness professionals affiliated with the Company;

•

the Company’s marketing program; and

•

the direct selling business generally.

Adverse publicity concerning any actual or purported failure of the Company or fitness professionals to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of the Company’s  marketing program, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of the Company and could negatively affect its ability to attract, motivate and retain fitness professionals, which would negatively impact our ability to generate revenue. We cannot ensure that all of the fitness professionals will comply with applicable legal requirements relating to the advertising or distribution of the Company’s products.

In addition, consumer perception of the safety and quality of the Company’s products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning the Company’s products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of Company products, that associates consumption of Company products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of Company or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact Company reputation, the market demand for its products, or its general business.

The Company depends on the integrity and reliability of its website and other technology-based sales platforms, and any related inadequacies may result in substantial interruptions to Company business.

The Company’s ability to provide products and services to its customers depends on the performance and availability of the Company’s core transactional platform. While the Company continually works to develop this sales platform and related technology there can be no assurances that there will not be any significant interruptions to such platform or that the platform will be adequate to meet all of the Company’s future business needs.

The most important aspect of our information technology infrastructure is the platform through which we record and track sales, volume points, commissions, and other incentives. The Company may encounter errors in its software or network, or inadequacies in the software and services supplied by its vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on the Company’s business. Any such errors or inadequacies that the Company may encounter in the future may result in substantial interruptions to our services and may damage the Company’s relationships with, or cause it to lose, its fitness professionals and customers if the errors or inadequacies impair our ability to deliver product, track sales, pay commissions and other incentives, which would harm the Company’s financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and the Company may have little or no control over whether any inadequacies in software or services supplied to it by third parties are corrected, if at all.

The Company’s ability to effectively manage its network of customers and fitness professionals, and to ship products, and track commission payments on a timely basis, depends significantly on the Company’s information systems. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of the Company’s product distribution and transaction processing. The Company could be required to make significant additional expenditures to remediate any such failure, problem or breach.

Anyone that is able to circumvent the Company’s security measures could misappropriate confidential or proprietary information, including that of third parties such as the Company’s customers, cause interruption in its operations, damage Company computers or otherwise damage its reputation and business. The Company may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage Company reputation and expose it to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur, the Company could incur significant expenses addressing such problems. Since the Company collects and stores customer and vendor information (including credit card information) these risks are heightened.

If the Company’s fitness professionals fail to comply with labeling laws, then the Company’s financial condition and operating results would be harmed.

Although the physical labeling of Company products is not within the control of its fitness professionals, these fitness professionals must nevertheless advertise Company products in compliance with the extensive regulations that exist in certain jurisdictions which considers product advertising to be labeling for regulatory purposes.

The Company’s products are sold principally as foods and nutraceuticals, and are subject to rigorous FDA and related legal regimens limiting the types of claims that can be made for the Company’s products. For example, the treatment or cure of disease is not a permitted claim for the Company’s products. The Company cannot ensure that all statements made by fitness professionals and other non-employee sellers comply with applicable regulations. If these fitness professionals fail to comply with these restrictions, then the Company and/or the fitness professional could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm the Company’s financial condition and operating results. Although the Company expects that its responsibility for the actions of these fitness professionals in such an instance would be dependent on a determination that the Company either controlled or condoned a noncompliant advertising practice, there can be no assurance that the Company could not be held vicariously liable for the actions of the fitness professionals.

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

Our operating expenses were significantly higher than our revenues and therefore we currently dependent upon outside sources of financing to continue operations and there can be no guarantee that outside sources of funding will be available in the future.

While we are new to the nutritional supplements industry and required significant, early expenditures for technology, our website, marketing, product, and other administrative necessities, our total operating expenses exceeded our revenue by approximately $1,756,000. If we spend or are required to spend a similar amount in the next fiscal year, we may not be able to raise the necessary outside funding to support our platform, products, and employees and investors may lose all of a significant portion of their investments. If the Company cannot secure outside funding in the future, it may be forced to cease operations.

Approximately 14,703,579 shares of the Company’s common stock held by Andrew Bachman, our former Chairman, Chief Executive Officer, President, Chief Financial Officer, and largest stockholder, and a family member must be sold as a result of Mr. Bachman being named as a defendant in a lawsuit filed by the U.S. Federal Trade Commission in connection with a former employer, Tatto, Inc., and therefore a new individual or entity may become the Company’s largest stockholder.

As disclosed in filings on Form 8-K, Mr. Bachman, our former officer and director, was named as a defendant in a lawsuit filed by the FTC in connection with his former employer, Tatto, Inc. We were not named as a defendant in the lawsuit, but Mr. Bachman’s shares were frozen or unable to be transferred for a time, plus approximately $59,733 in our bank accounts was frozen because it was traced to a recent cash investment made by Mr. Bachman. Along with Mr. Bachman, we negotiated a deal with the FTC and the Court that allows Mr. Bachman to sell the approximately 14,703,579 shares he controls either to the Company or to an independent investor. The shares must be sold prior to June 25, 2014 and the FTC and its receiver will be entitled to the proceeds from the sale, which must equal at least $159,733. This means a new individual or entity will become our largest shareholder and possess the ability to exercise considerable influence through voting. Alternatively, if Mr. Bachman is unable to sell his shares back to us or to an independent investor for the baseline amount ($159,000), then the FTC’s receiver will retain control of the shares. It is unclear what, if anything, the FTC’s receiver or an independent investor would do if and when they become our largest stockholder. Either one will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This control may affect you as a stockholder, as corporate decisions may be inconsistent with your interest. The 14,703,579 share equal approximately 39.7% of our issued and outstanding common stock as of May 13, 2014.

Additionally, we will not recover the approximately $59,733 currently frozen in our bank account. If the sale of Mr. Bachman’s shares is complete, this $59,733 will be transferred to a frozen account controlled by the FTC. These funds were frozen because they could be tied to a recent cash investment made by Mr. Bachman. We were in the process of providing Mr. Bachman with shares for this investment, but the process was interrupted by the FTC litigation and therefore no consideration was ultimately provided to Mr. Bachman. This asset freeze materially and adversely affected our financial condition.

Additional scrutiny by the U.S. Federal Trade Commission could materially and adversely impact our operations, financial condition, and ability to raise funds.

While we believe we have finalized all matters with the FTC arising out of and related to the litigation involving Andrew Bachman, there is a chance that facts currently unknown to the us could come to light that triggering additional scrutiny of our operations, stock ownership, money, and other business activities. Additional involvement in our operations by the FTC would interrupt operations and hinder future investment by interested third parties, both of which would adversely and materially impact our financial condition.

Although we have never been accused of wrongdoing, the FTC’s involvement with us and the court order requiring the sale of Mr. Bachman’s shares may negatively impact our ability to raise capital from outside investors, which is likely necessary to continue operations.

Despite the fact that we have raised capital from sophisticated investors with full knowledge of the FTC matter and how it relates to us, we may not be able to find additional investors willing to infuse sufficient capital after our former officer and director was ordered by a court to sell his shares in the Company. Such a large change in ownership at a potentially below market price may make us unattractive to investors in the near future and force us to accept investment on unfavorable terms. Although we were never named as a defendant in the FTC litigation or accused of any wrongdoing, the mere fact that it impacted our business, our personnel, and now must be disclosed may deter future investors from becoming involved with us. If we cannot raise capital because of the FTC or its accusations related to our former officer and director, then our financial condition and results of operations will be adversely impacted.

The Company expects to face increasing competition that could result in an inability to gain market share and an inability to generate revenues.

The nutritional and dietary supplements industry is highly competitive and is expected to continue to see higher levels of competition. Many of the large food and pharmaceutical companies have entered the industry, allowing for larger marketing campaigns and brand recognition to gain greater market share. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than the Company does. The Company’s present or future competitors may be able to develop products that are comparable or superior to those it offers, adapt more quickly than the Company does to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company. Additionally, established companies that have been involved in the nutritional and dietary supplements industry for many years already have consumer loyalty. This brand recognition may allow these companies to maintain and gain consumer loyalty. If the Company cannot generate consumer following in order to gain a market share, it may not be able to generate revenues, and the Company’s financial condition could be adversely affected.

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

Company products and manufacturing activities are subject to government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous governmental agencies and authorities, such as the FDA, the FTC, the USDA and state regulatory agencies. These markets have varied regulations which may require us to reformulate products for specific markets, conform product labeling to market regulations, and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

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

We depend on outside suppliers and manufacturers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also contract with third-party manufacturers for the production of our products. In the event we were to lose any relationships with our suppliers or manufacturers and experience any difficulties in finding or transitioning to alternative partners, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers and/or manufacturers will be able to provide us with the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to the delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events.

Our suppliers and manufacturers may experience production difficulties with respect to our products, including the delivery of materials or products that do not meet our quality control standards. These quality problems may result in stock outages or shortages of our products, and could harm our sales and create inventory write-offs for unusable product.

Product liability claims could harm Company business.

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

An increase in product returns could negatively impact our operating results and profitability.

We permit the return of damaged or defective products and accept product returns in certain instances. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

Currently, we are not a fully reporting company under the Exchange Act and therefore investors may not be able to liquidate their investments for an indefinite period and this may prevent us from raising capital essential for operations.

We are currently not subject to the reporting requirements of Sections 13 or 15(d) of the Exchange Act of 1934. As such, investors may be required to hold shares of the Company’s common stock for an indefinite or extended period unless the Company files a registration statement under the Securities and Exchange Act of 1934.

We are in our early stages and our continued operations are dependent upon outside sources of funding. Due to our reporting status and various other factors, we may not be able to raise the funds necessary to continue operations and execute our business plan.

There is a limited trading market for our shares of common stock on the OTC market.  You may not be able to sell your shares of common stock if you need money even if your shares of common stock become tradable under applicable securities laws.

As of this filing, our common stock is traded on the OTC Pink Limited Information Market, an inter-dealer automated quotation system for equity securities (we hope to be back on the OTCQB tier after all required SEC filings have been completed).  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Item 2.  Properties

The Company’s principal office is located at 112 Water Street, Suite 500, Boston, Massachusetts, 02109. The Company is subleasing this space, which is comprised of approximately 2,438 rentable square feet. The terms and conditions of the Company’s occupancy are set forth in a Sublease entered into on or around September 5, 2013 and a Master Lease. The Company has a right to occupy the space for a term of three years and seven and one-half months, commencing on September 15, 2013 and expiring on August 30, 2017. Monthly rent for 112 Water Street, Suite 500 is $5,485.

The Company has also leased warehouse space in New Jersey. The lease commenced on June 1, 2013 and expires on May 31, 2016. This warehouse lease contains an option for an additional three year term. Monthly rent for this warehouse space is equal to $1,813 per month, plus other costs related to property maintenance.

Item 3.  Legal Proceedings

The Company is not currently a named party to any legal proceedings. However, certain Company assets were involved in litigation during the fiscal year ended December 31, 2013. In December 2013, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit against Andrew Bachman, the Company’s largest shareholder. At the time of the lawsuit, Mr. Bachman was serving as the Company’s Chairman, CEO, President, and CFO. The FTC’s legal action was filed and is being heard in the United State District Court for the Central District of California. The FTC’s complaint did not name the Company, nor did it allege that the Company was responsible for any wrongdoing. Rather, the complaint was related to Mr. Bachman’s former employer, Tatto, Inc. and other allegedly affiliated persons and entities. As a result of the litigation, 14,703,579 shares of the Company’s common stock owned by Andrew Bachman and a family member were frozen and unable to be sold. A court-appointed receiver for the FTC asserted claims to these shares, as it was alleged that they were acquired with monies Mr. Bachman earned while he worked at Tatto, Inc.  Additionally, when the lawsuit was filed in December 2013, the Company’s bank accounts and credit cards were frozen on account of Mr. Bachman’s connection with, control over, and investments in the Company. By a Court order dated December 19, 2013, all of the Company’s cash, except for approximately $59,733, was released from the asset freeze. As of the date of this report, $59,733 remains frozen in part because it can be traced to monies invested by Andrew Bachman.

Please review the Subsequent Events section of this Form 10-K for the most recent information on the FTC litigation and its impact on the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Purchases of Equity Securities

Market Information

Since inception, there has been no established public trading market for the Company’s common stock. The Company’s common stock has been quoted on OTC Market’s OTCQB quotation system under the symbol GPLH. However, since the Company was not able to file this Form 10-K before the deadline, the Company’s common stock is now quoted on the OTC Pink Limited Information tier. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. What follows is a summary of the high and low closing bid prices for each quarterly period within the last two most recent fiscal years (source: otcmarkets.com). It should be noted that the Company’s common stock is thinly traded. During the fiscal year ended December 31, 2013, daily volume ranged from a low of 0 to a high of 88,255 shares.

Fiscal Quarter	High 2012	Low 2012	High 2013	Low 2013
First Quarter	$0.32	$0.23	$0.47	$0.16
Second Quarter	$0.37	$0.26	$0.80	$0.45
Third Quarter	$0.35	$0.12	$0.80	$0.5380
Fourth Quarter	$0.20	$0.16	$0.65	$0.50

Dividends

Since inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Holders of Our Common Stock

As of May 13, 2014, the Company has approximately 96 stockholders on the list generated by its transfer agent. This figure does not include stockholders whose shares are held in the name of CEDE & Co.

Recent Sales of Unregistered Securities

All unregistered sales of equity securities completed during the fiscal year ended December 31, 2013 and the information required by Item 701 were described in Quarterly Reports on Form 10-Q.

Item 6.  Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K, as a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, ability to raise capital, advances in technology, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” section of this annual report.

Current Operations

During the fiscal year ended December 31, 2013, the Company transitioned its business from social networking websites to entry into and competition within the nutritional supplements industry. The Company is now exclusively focused on the marketing and sale of its Game Plan line of nutritional supplements, many of which are specifically designed to be NSF certified to ensure that they do not include banned substances for professional athletes. The Company sells its nutritional supplements through both its website and Sellers (as defined above). Sellers using the Company’s online sales platform to sell Game Plan products earn commissions ranging from 10% to 20% of gross sales. These commissions are paid to Sellers on a monthly basis. The Company hopes that these commissions will incentivize fitness professionals and others to sell Game Plan products and thereby generate revenue for the Company.

Plan of Operations

Management is developing a new website that the Company hopes to have live during 2014. Management believes this website will allow the Company to more effectively execute its business plan. Until the new one is ready, the current website will be used. The Company is also focused upon developing and refining its system for recruiting Sellers capable of promoting and selling the Company’s nutritional supplements. The Company continues to develop relationships with individuals and entities operating multiple gym units, health care facilities, nutrition clinics, sports teams, and youth camps. With its commissions, the Company seeks to engage professionals working within these organizations to demonstrate both the benefits of the Game Plan products themselves and the supplemental income opportunity. The Company continues to explore strategic partnerships and/or joint ventures designed to increase the Company’s visibility and access to Sellers. The Company will use social media as a primary means of marketing the supplements.

As of December 31, 2013, the Company plans to hire several employees to assist in its development, marketing, and distribution of the Game Plan product line.  The Company may also enter into additional agreements with third party vendors to assist with the production and distribution of its products.

Liquidity and Capital Resources

As of December 31, 2013, we had unrestricted cash in the amount of $4,918, as compared to $3,453 for the fiscal year ended December 31, 2012. We had restricted cash in the amount of $173,772, which $114,039 of the $173,772 became unrestricted on or around January 6, 2014. As of the year ended December 31, 2012, we did not have restricted cash. As of December 31, 2013, we had a working deficit of $156,678, as compared to $103,406 for 2012.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. We do believe that our present operating capital position is sufficient to finance our operations for at least the next 6 months. We base this conclusion about our historical cash needs and while we anticipate that our cash needs may increase slightly in the next 6 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, our company may cease operations and eventually be forced to disband our business operations.

We anticipate that as our marketing, sales, and development plans increase, our development expenditures will increase per calendar quarter. We further anticipate that the increased audit and legal expenses arising from our generation of revenue and public company reporting obligations will be an additional expense for the calendar year 2014.

Off Balance Sheet Arrangements

From December 31, 2008 through the fiscal year ending December 31, 2013, there were no off balance sheet arrangements.

Results of Operations for the Fiscal Year Ended December 31, 2013

Our revenues from December 31, 2008, through the year ending December 31, 2013 were minimal.  During the year ended December 31, 2014, we generated sales in the amount of $36,037. The cost of goods sold totaled $19,539. For the year ended December 31, 2013, the Company had a gross profit of $16,498. The Company did not have any sales during the year ended December 31, 2012.

We incurred operating expenses in the amount of $1,792,199 for the fiscal year ended December 31, 2013, as compared to $779,081 for the fiscal year ended December 31, 2012. This amounts to a $1,013,118, or 130%, increase when compared to operating expenses for 2012. The increase can be attributed to the substantial increase in general and administrative expenses, which increased from $124,058 in 2012 to $606,831 in 2013. Computer and website expenses increased from $6,932 in 2012 to $180,772 in 2013 also contributed to the increase. Finally, wages and payroll increased from $36,000 to $406,137 from year to year.

These operating expenses consisted of general and administrative expenses in the amount of $606,831 (2012: $124,058), professional fees in the amount of $224,156 (2012: $204,678), computer and website expenses in the amount of $180,772 (2012: $6,932), stock-based compensation in the amount of $224,156 (2012: $389,873), impairment of the Company’s website in the amount of $118,700 (2012: $17,540), and  wages and payroll in the amount of $406,137 (2012: $36,000).  We anticipate our operating expenses will increase as we undertake our plan of operations.

Our net loss for the fiscal year ended December 31, 2013 was approximately $1,784,186 compared to our net loss of $807,063 for the fiscal year ended December 31, 2012.

The basic weighted average number of shares outstanding was 31,292,286 and 15,050,000 at December 31, 2013 and December 31, 2012, respectively.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Game Plan Holdings, Inc.

We have audited the accompanying balance sheets of Game Plan Holdings, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and for the period from inception (March 25, 1999) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Plan Holdings, Inc. as of December 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and for the period from inception (March 25, 1999) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

May 23, 2014

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$4,918	$3,453
Restricted cash	173,772	-
Marketable securities	3,120	1,315
Accounts receivable	7,824	-
Inventory	330,941	-
Prepaids	21,031	-

Total current assets	541,606	4,768

Property and equipment, net	38,433	3,141

Intangible assets
Intellectual property	46,513	-
Websites, net	171,914	137,480
	218,427	137,480
Other assets
Security deposit	36,887	2,300

Total assets	$835,353	$147,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$244,826	$35,907
Accounts payable and accrued liabilities - related parties	194,333	-
Notes payable	4,625	-
Due to related parties	254,500	72,267

Total current liabilities	698,284	108,174

Stock repurchase liability, net of unamortized discount of $42,500 and $0, respectively	107,500	-
Total long term liability	107,500	-
Total liabilities	805,784	108,174

Stockholders' equity
Common stock, authorized
100,000,000 shares, par value $0.001, 35,148,456 and 15,050,000 issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	35,148	15,050
Additional paid-in capital	3,565,859	1,929,972
Common stock payable	188,800	72,500
Accumulated other comprehensive income	3,514	1,558
Deficit accumulated during the development stage	(3,763,752)	(1,979,565)

Total stockholders' equity	29,569	39,515

Total liabilities and stockholders' equity	$835,353	$147,689

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Audited)

			From inception
			(March 25, 1999)
	Year ended	Year ended	through
	December 31,	December 31,	December 31
	2013	2012	2013

Sales	$36,037	$-	$42,645
Cost of goods sold	19,539	-	19,539
Gross profit	16,498	-	23,106

Operating expenses:
General and administrative	606,832	124,058	1,204,890
Computer and website expenses	180,772	6,932	290,170
Impairment of website	118,700	17,540	136,240
Stock-based compensation to non-employees	155,936	367,879	523,815
Stock-based compensation to employees	99,667	22,500	122,167
Professional fees	224,156	204,172	623,539
Wages and payroll expenses	406,137	36,000	930,577

Total operating expenses	1,792,200	779,081	3,831,398

Other income (expense):
Other income	-	-	703
Gain on sale of marketable securities	101	-	61,819
Loss on impairment of marketable securities	-	(27,896)	(36,820)
Interest income	1,070	4	28,763
Foreign currency transaction loss	-	-	(5)
Interest expense	(9,656)	(90)	(9,920)

Total other income (expense)	(8,485)	(27,982)	44,540

Net loss	$(1,784,187)	$(807,063)	$(3,763,752)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	1,558
Unrealized gain on marketable securities	1,956	-	1,956

Other comprehensive income	1,956	-	3,514

Comprehensive loss	$(1,782,231)	$(807,063)	$(3,760,238)

Basic loss per common share	$(0.06)	$(0.05)

Weighted average
number of shares outstanding - basic	31,292,286	15,050,000

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999)

THOUGH DECEMBER 31, 2013

 (AUDITED)

	Common Stock		Additional Paid-in	Subscriptions	Common Stock	Accumul -ated Other Compreh -ensive	Accum- ulated
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total

Balance, March 25, 1999	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Balance, December 31, 1999	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2000	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2001	-	-	-	-	-	-	-	-
Common stock issued to founders. December 2, 2002	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2002	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2003	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2004	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2005	10,930,000	10,930	(10,930)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, December 31, 2006	10,930,000	$10,930	$(10,930)	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999)

THOUGH DECEMBER 31, 2013

(AUDITED)

-continued-

	Common Stock		Additional Paid-in	Subscriptions	Common Stock	Accumul -ated Other Compreh -ensive	Accum- ulated
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total

Balance, December 31, 2006	10,930,000	$10,930	$(10,930)	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash in private placement in Game Plan Holdings, Canada:
on January 23, 2007	8,000,000	8,000	(7,200)	-	-	-	-	800
on January 26, 2007	1,200,000	1,200	-	-	-	-	-	1,200
on January 29, 2007	500,000	500	500	-	-	-	-	1,000
on February 02, 2007	150,000	150	29,850	-	-	-	-	30,000
on February 06,2007	50,000	50	12,450	-	-	-	-	12,500
on February 06,2007	50,000	50	14,950	-	-	-	-	15,000
on February 09,2007	140,000	140	41,860	-	-	-	-	42,000
on February 09, 2007 (Canadian)	70,000	70	23,103	-	-	-	-	23,173
on February 12, 2007	35,000	35	10,465	-	-	-	-	10,500
on March 15, 2007	150,000	150	44,850	-	-	-	-	45,000
on March 29, 2007	20,000	20	6,980	-	-	-	-	7,000
on April 15, 2007	30,000	30	10,470	-	-	-	-	10,500
on April 20, 2007	60,000	60	20,940	-	-	-	-	21,000
on April 22, 2007	25,000	25	8,725	-	-	-	-	8,750
on May 20, 2007	265,000	265	92,485	-	-	-	-	92,750
on June 15, 2007	50,000	50	17,450	-	-	-	-	17,500
on July 01, 2007	150,000	150	52,350	-	-	-	-	52,500
on November 01, 2007	75,000	75	29,925	(30,000)	-	-	-	-
on December 15, 2007	50,000	50	14,950	-	-	-	-	15,000
Cancellation of 8,450,000 shares related to reorganization of December 31, 2007	(8,450,000)	(8,450)	8,450					-
Unrealized gain (loss) on securities	-					(22,505)		(22,505)
Foreign currency translation	-					2,147		2,147
Net loss	-	-	-	-	-	-	(76,334)	(76,334)
Balance, December 31, 2007	13,550,000	$13,550	$422,623	$(30,000)	-	$(20,358)	$(76,334)	$309,481

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999)

THOUGH DECEMBER 31, 2013

(AUDITED)

-continued-

	Common Stock		Additional Paid-in	Subscriptions	Common Stock	Accumul -ated Other Compreh -ensive	Accum- ulated
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total

Balance, December 31, 2007	13,550,000	$13,550	$422,623	$(30,000)	-	$(20,358)	$(76,334)	$309,481
Common shares issued for cash:
on January 03, 2008	-	-		30,000				30,000
on February 22, 2008	100,000	100	49,900					50,000
on March 12, 2008	450,000	450	337,050					337,500
Stock-based compensation	-	-	305,940					305,940
Foreign currency translation	-	-				(5,220)		(5,220)
Net change in unrealized gain (loss) on securities	-	-				(13,595)		(13,595)
Net loss	-	-	-	-	-	-	(468,571)	(468,571)
Balance, December 31, 2008 (restated)	14,100,000	14,100	1,115,513	-	-	(39,173)	(544,905)	545,535
Foreign currency translation	-	-				3,637		3,637
Net change in unrealized gain (loss) on securities	-	-				108,451		108,451
Net loss	-	-	-	-	-	-	(162,743)	(162,743)
Balance, December 31, 2009	14,100,000	14,100	1,115,513	-	-	72,915	(707,648)	494,880
Foreign currency translation	-	-	-	-	-	994		994
Net change in unrealized gain (loss) on securities	-	-	-	-	-	(98,167)		(98,167)
Net loss	-	-	-	-	-	-	(174,613)	(174,613)
Balance, December 31, 2010	14,100,000	14,100	1,115,513	-	-	(24,258)	(882,261)	223,094
Restrictive shares issued for services:
on July 26, 2011	200,000	200	89,800	-	-	-	-	90,000
on October 21, 2011	200,000	200	126,960	-	-	-	-	127,160
Restrictive shares issued for asset purchases:
on October 21, 2011	500,000	500	209,500	-	-	-	-	210,000
Shares issued as a referral fee:
on November 28, 2011	50,000	50	18,450	-	-	-	-	18,500
Stock-based compensation	-	-	1,870	-	-	-	-	1,870
Net change in unrealized gain (loss) on securities	-	-	-	-	-	338	-	338
Net loss	-	-	-	-	-	-	(290,241)	(290,241)
Balance, December 31, 2011	15,050,000	$15,050	$1,562,093	-	-	$(23,920)	$(1,172,502)	$380,721

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM INCEPTION (MARCH 25, 1999)

THOUGH DECEMBER 31, 2013

(AUDITED)

-continued-

	Common Stock		Additional Paid-in	Subscriptions	Common Stock	Accumul -ated Other Compreh -ensive	Accum- ulated
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total

Balance, December 31, 2011	15,050,000	$15,050	$1,562,093	-	-	$(23,920)	$(1,172,502)	$380,721
Stock-based compensation	-	-	367,879	-	-	-	-	367,879
Net change in unrealized gain (loss) on securities	-	-	-	-	-	25,478	-	25,478
Cash received for common stock private placement	-	-	-	-	50,000	-	-	50,000
Common stock payable for services rendered	-	-	-	-	22,500	-	-	22,500
Net loss	-	-	-	-	-	-	(807,063)	(807,063)
Balance, December 31, 2012	15,050,000	15,050	1,929,972	-	72,500	1,558	(1,979,565)	39,515
Stock-based compensation	-	-	234,303	-	-	-	-	234,303
Unrealized gain on securities	-	-	-	-	-	1,956	-	1,956
Cash received for common stock private placement	8,948,456	8,948	1,366,221	-	-	-	-	1,375,169
Shares issued for intellectual property	11,000,000	11,000	35,513	-	-	-	-	46,513
Shares issued for website development	150,000	150	(150)	-	-	-	-	-
Cash received for common stock payable	-	-	-	-	95,000	-	-	95,000
Common stock payable for services rendered	-	-	-	-	21,300	-	-	21,300
Net loss	-	-	-	-	-	-	(1,784,187)	(1,784,187)
Balance, December 31, 2013	35,148,456	$35,148	$3,565,859	$ -	$188,800	$3,514	$(3,763,752)	$29,569

The accompanying notes are an integral part of these financial statements.

GAME PLAN HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			From inception
			(March 25, 1999)
	Years ended		through
	December 31,	December 31,	December 31
	2013	2012	2013
Operating activities
Net loss	$(1,784,187)	$(807,063)	$(3,763,752)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	69,732	78,174	191,204
Gain on sale of marketable securities	(101)	-	(61,819)
Impairment of marketable securities	-	27,895	36,820
Impairment of website	118,700	17,540	136,240
Stock-based compensation to non-employees	155,936	367,879	523,815
Stock-based compensation to employees	99,667	22,500	122,167
Accrued interest expense related to stock repurchase liability	8,500	-	8,500
Changes in operating assets and liabilities
Increase in receivables	(7,824)	-	(7,824)
(Increase) decrease in prepaids	(21,031)	103,646	82,615
Increase in inventory	(330,941)	-	(330,941)
Decrease in related party receivable	-	-	2,450
Increase in other receivable	-	-	(5,800)
Increase in security deposit	(34,587)	-	(34,587)
Increase in accounts payable and accrued liabilities	209,171	27,156	208,960
Increase in accounts payable and accrued liabilities - related parties	194,333	-	194,333
Net cash used in operating activities	(1,322,632)	(162,273)	(2,236,678)

Investing activities
Increase in restricted cash	(173,772)	-	(173,772)
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	-	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets	-	-	(34,500)
Investment in development of new website	(120,529)	-	(120,529)
Purchase of fixed assets	(38,629)	-	(55,262)
Net cash used in investing activities	(332,930)	-	(361,779)

Financing activities
Proceeds from notes payable	28,117	-	28,117
Payments on notes payable	(23,492)	-	(23,492)
Advances from related party	341,032	90,705	431,799
Payments on related party	(158,799)	(18,500)	(177,299)
Proceeds from sale of common stock	1,470,169	50,000	2,343,842
Cash provided by financing activities	1,657,027	122,205	2,602,967

Net increase (decrease) in cash	1,465	(40,068)	4,510
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	3,453	43,521	-

Cash, end of period	$4,918	$3,453	$4,918

Supplemental disclosure of cash flow information:
Interest paid	$1,156	$-	$1,295
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$46,513	$-	$275,013
Shares issued for website costs	$99,000	$-	$99,000

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BUSINESS OF COMPANY

HJS Technology, Inc. (A Development Stage Company) was incorporated on March 25, 1999 under the laws of the State of Nevada.  The Company developed a business plan around a concept entitled www.close2here.com.  This concept failed to get off the ground and the business plan was shut down in 2005.  On May 31, 2007, HJS Technology, Inc. changed its name to Game Plan Holdings, Inc. (the “Company”). Prior to its transition into the nutritional and dietary supplements business, Game Plan Holdings owned and operated social networking website, www.Hazzsports.com (“Hazzsports.com”).   Hazzsports.com was an online social networking website that offered an interactive resource for sports enthusiasts.  In accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) No. 915 the Company is considered to be in the development stage.

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA”). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company.  Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada rather, certain shareholders of Game Plan USA exchanged their previously issued shares to Game Plan Canada.  Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock, as well as, transfer 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s President, Charles Hazzard.  Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA.  Prior to the Reorganization Agreement, Game Plan USA developed the social networking website www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised.  Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

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

Prior to execution of the IP Agreement, Charles Hazzard and Christina Mabanta-Hazzard were the majority shareholders of the Company, where they collectively owned 10,000,000 shares of common stock of the Company. Upon issuance of 11,000,000 shares of common stock in exchange for the intellectual property of Sporting Blood, there was a total of 26,050,000 shares of common stock outstanding. Additionally, in a separate transaction, Andrew Bachman, owner of Sporting Blood, purchased 5,000,000 shares of common stock from Charles Hazzard and Christina Mabanta-Hazzard. These transactions resulted in a change in control of the Company, providing a controlling interest to the new Chief Executive Officer and President of the Company, Andrew Bachman.

On or about December 9, 2013, Andrew Bachman was served with a lawsuit filed by the United States Federal Trade Commission (“FTC”) in the United States District Court for the Central District of California. The complaint alleged, among other things, that Mr. Bachman’s former employer, Tatto, Inc. and other potentially affiliated entities, engaged in deceptive and unfair billing practices in violation of the Federal Trade Commission Act. The FTC lawsuit contends that Mr. Bachman was an officer of Tatto, Inc., one of the named corporate defendants. The Company was not a named party in the complaint and the FTC did not allege any wrongdoing on the part of the Company. Due to Andrew Bachman’s control of the Company, the Company’s bank accounts were temporarily frozen. By December 19, 2013, a United States District Court judge ordered $114,039 to be released to the Company. The balance of the Company’s cash, which was approximately $59,733, remained frozen and could not be accessed. The Company believes this is due to the fact that these monies were traceable to a recent investment made by Mr. Bachman. These investment funds may have been earned while Mr. Bachman worked at Tatto, Inc. and therefore the FTC and its receiver asserted a claim against these funds. Mr. Bachman did not receive consideration from the Company after this investment because the FTC lawsuit interrupted the process. As of May 13, 2014, $59,733 remains frozen and cannot be accessed.

As part of the FTC litigation, 12,203,579 shares of common stock owned by Andrew Bachman were frozen and could not be transferred. An additional 2,500,000 shares held by one of Mr. Bachman’s family members were also frozen because it was determined that Mr. Bachman paid for the shares. In sum, 14,703,579 shares of the Company’s common stock held by Mr. Bachman and a family member were frozen. On February 25, 2014, subsequent to these financial statements, the Court entered an order modifying the asset freeze in such a way that allows Mr. Bachman and that certain family member to sell the 14,703,579 shares for no less than $159,733. The sale must be completed within a 120-day period following the entry of the February 25, 2014 order. The Bachman shares may be sold either to the Company or to an independent investor. The Company is permitted to use the $59,733 as part of an effort to repurchase Mr. Bachman’s shares or contribute it to another investor’s acquisition, but this money is not recoverable for unrestrained and free use by the Company. The Company will have no claim to the proceeds of any sale. Once Mr. Bachman’s shares are sold, the FTC and its receiver will release any claims they may have in relation to the 14,203,579 shares. Additionally, the FTC and the receiver will release the Company from any claims related to certain investments made by Mr. Bachman and the transactions giving rise to Mr. Bachman’s or a family member’s ownership of the 14,703,579 shares.

On February 11, 2014, after these financial statements, Mr. Bachman resigned as an officer and a member of the Company’s Board of Directors.

Subsequent to the date of these financial statements, on May 1, 2014, Mr. Alexander Karsos accepted appointment as the Company’s Chief Financial Officer and Secretary. Mr. Zach Allia accepted appointment as the Company’s Chief Technology Officer and a member of the Board of Directors on May 5, 2014. The Company’s new Chief Sales Officer, Brett Maloley, accepted appointment on May 5, 2014. Mr. Maloley simultaneously accepted appointment as a director. On June 3, 2014, Mr. James Dingman was appointed President, Chief Executive Officer, and Chairman of the Board of Directors. Prior to this appointment, Mr. Dingman was one of the Company’s directors. Ralph Anderson was also appointed to the Company’s Board of Directors on June 3, 2014.

The Company is now focused upon its competition within the nutritional supplements industry with the Game Plan line of nutritional supplements, some of which are specially formulated to be NSF Certified to ensure they do not included banned substances for athletes. The Company developed an online platform through which fitness professionals, coaches, and other individuals can sell nutritional supplements and earn commissions on the sale. The Company’s platform is live at gameplan.com.

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

Inventories

Inventories are comprised of finished goods, goods in the process of being assembled into finished goods and raw product.  The inventories are stated at the lower of cost or market value using a weighted average methodology.  The Company estimates the net realizable value of inventory based on when a product is close to expiration and is not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be sellable.  In determining the reserves for these products consideration is given to factors such as inventory on hand, remaining shelf life, anticipated demand, and expected market conditions.

The reserve for obsolescence for the year ended December 31, 2013 was $-0-.  There was no inventory as of December 31, 2012.

Accounts receivable

The Company reports receivables at gross amounts due from customers. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is estimated based upon historical experience. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts of $-0- and $-0- at December 31, 2013 and 2012, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2013 and December 31, 2012 as follows:

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,120	$3,120	$0	$0
Total	$3,120	$3,120	$0	$0

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,315	$1,315	$0	$0
Total	$1,315	$1,315	$0	$0

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

Impairment of Long-lived Assets

Intangibles and long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, and significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When an impairment loss is recognized for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

Reclassifications

Computer and website expenses of $36,000 for the year ended December 31, 2012 were reclassified from professional fees to computer and website in the statement of operations to conform to the current presentation.  The reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings

Income Taxes

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

Other Comprehensive Income (Loss)

Marketable securities held by Canaccord and Morgan Stanley Wealth Management (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has not established a source of revenue sufficient for sustainability and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of $3,763,752 for the period from inception (March 25, 1999) to December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  RESTRICTED CASH

Around December 9, 2013, as a result of the FTC litigation involving the Company’s former President, CEO, CFO, and director, Andrew Bachman, the Company’s bank accounts were frozen. On December 19, 2013, the Court presiding over litigation ordered $114,039 unfrozen and released to the Company at a separate banking institution. Approximately $59,733 that was in the Company’s accounts remained frozen after this court order and is still frozen today. Despite being unfrozen by the Court’s order on December 19, 2013, the Company’s bank needed time to process the court order and attendant information and transfer the funds to the Company’s new banking institution. As a result, the Company did not have access to the $114,039 until on or around January 6, 2014. As a result of these events, the Company has classified the funds in transit, along with the $59,733 that remained frozen, as restricted cash as of December 31, 2013.  As of December 31, 2013 the amount of restricted cash was $173,772.

NOTE 5.  MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities were held by Canaccord Capital and Morgan Stanley Wealth Management (the holding companies) for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

During the year ended December 31, 2012, the Company recorded an impairment charge of $27,896 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Loss on impairment of marketable securities” in the statements of operations are $0 and $27,896 impairments for the years ended December 31, 2013 and 2012.  The Company recorded $1,956 and $0 of other comprehensive income for the years ended December 31, 2013 and December 31, 2012.

During the year ended December 31, 2013, the Company sold its entire position in an investment held by Canaccord Genuity Wealth Management for $100.  Another position was written-off as worthless.  The proceeds from the sale were used to partially offset annual brokerage charges. The balance of brokerage charges due were written off by the broker.

The following is a summary of available-for-sale marketable securities as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$1,315	$1,805	$--	$3,120
Total	$1,315	$1,805	$--	$3,120

	December 31, 2012
	Cost	Realized Gain	Realized (Losses)	Market or Fair Value

Equity securities	$29,211	$--	$(27,896)	$1,315
Total	$29,211	$--	$(27,896)	$1,315

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of December 31, 2013 and 2012:

	December 31, 2013
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$1,956	$--	$--	$1,956
Total	$1,956	$--	$--	$1,956

	December 31, 2012
	Proceeds From	Realized	Impairment	Gain or (Loss) Reclassified
Description	Sales	Gains	(Losses)	From O.C. I.

Equity Securities	$--	$--	$(27,896)	$(27,896)
Total	$--	$--	$(27,896)	$(27,896)

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

NOTE 6.  INVENTORY

	December 31, 2013	December 31, 2012
Finished goods	$211,708	$--
Raw material	119,233	--
Total inventory	$330,941	$--

NOTE 7.  PROPERTY AND EQUIPMENT

	December 31, 2013	December 31, 2012
Computer and software	$34,623	$13,163
Furniture and equipment	19,440	3,472
Leasehold improvements	1,200	--
	55,263	16,635
Accumulated depreciation	(16,830)	(13,494)
	$38,433	$3,141

Depreciation expense was $3,336 and $3,022 for the year ended December 31, 2013 and 2012, respectively.

NOTE 8.  WEBSITE

The Company acquired and launched the website www.checkinsave.com in 2011.  The Company purchased the website for 500,000 shares of restricted stock valued at $210,000 ($0.42 per share) and issued 50,000 shares of common stock valued at $18,500 ($0.37 per share) as a referral fee. The website was amortized over an estimated useful life of three years.  During the year ended December 31, 2013, management determined that the website could not be used and was shut down. The Company wrote off the unamortized cost of the website and incurred a loss from website impairment of $118,700.

The following is a summary of the www.checkinsave.com website at:

	December 31, 2013	December 31, 2012
Website	$228,500	$228,500
Accumulated amortization	(109,800)	(91,020)
Impairment of website	(118,700)	--
Website, net	$--	$137,480

Amortization expense was $18,781 prior to the write-off for the year ended December 31, 2013 and $75,152 for the year ended December 31, 2012.

On October 1, 2013, the Company began operating a new website that was designed to market and sell its products through its new business plan.  The website, though operating, continued to incur development costs as it was considered to be in its beta testing phase.  Through December 31, 2013 management incurred $219,529 in costs to develop the site.

The following is a summary of the www.Gameplan.com website at:

	December 31, 2013	December 31, 2012
Website	$219,529	$--
Accumulated amortization	(47,615)	--
Website, net	$171,914	$--

Amortization expense was $47,615 for the year ended December 31, 2013. This website did not yet exist as of December 31, 2012.

As a result of testing in a live environment, management determined that the new website will ultimately not meet the goals it must meet to carry out the business plan.  Management currently is developing another completely new website which will go live during 2014.  Until that website is ready, the current website will be used.

NOTE 9.  INTELLECTUAL PROPERTY

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

NOTE 10.  RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company has stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

Prior to his resignation as of March 1, 2013, the Company incurred salaries payable to its former Chief Operating Officer, Charles Hazzard in the amount of $6,000.

During the year ended December 31, 2013, the Company’s former Chief Financial Officer has paid expenses totaling $4,500 on behalf of the Company. The advance is unsecured, bears no interest, and is due on demand.

During the year ended December 31, 2013, the Company’s former Chief Executive Officer and controlling shareholder, Andrew Bachman, loaned the Company $250,000, net, which is owed to him as of December 31, 2013. This advance is unsecured, bears no interest, and is due on demand. In addition, the Company incurred salaries expense and payable to Mr. Bachman in the amount of $158,333 during the year ended December 31, 2013.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11.  NOTES PAYABLE

Notes payable as of December 31, 2013 were as follows:

December 31, 2013

Notes payable, unsecured, due in monthly payments of principal and interest $2,780, interest at10% per annum, matures February 10, 2014.	$2,758

Note payable, unsecured, due in monthly payments of principal and interest $478, interest at 11.5% per annum, matures April 17 2014	1,867

Total notes payable as of December 31, 2013.	$4,625

Interest expense for the years ended December 31, 2013 and 2012 was $1,157 and $0, respectively.

NOTE 12.  CONTINGENT LIABILITY

On September 13, 2013, the Company entered into a purchase agreement for domain name (gameplan.com) with a third party. In consideration, the Company issued 150,000 shares of restricted common stock fair valued at $99,000. Under terms of the agreement, if certain criteria are not met 18 months after this purchase agreement, the Company is obligated to repurchase the stock at a given price of $1 per share.

Under ASC 480-10, the stock repurchase obligation should be recorded as a liability at the discounted settlement amount and reduction of equity at the fair value of the shares at issuance. The liability of the stock repurchase obligation should be adjusted to the final settlement amount of $150,000, net of the unamortized discount of $51,000, which the discount will be amortized at an implicit rate throughout the 18 months after the purchase agreement.

The Company has a stock repurchase liability net of the unamortized discount of $107,000 and $-0- as of December 31, 2013 and 2012 respectively, and recorded a total interest expense of $8,500 related to the stock repurchase liability for the year ended December 31, 2013.

NOTE 13.  STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2013 and December 31, 2012:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 35,148,456 and 15,050,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.

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

On December 31, 2007, pursuant to the reorganization agreement 8,450,000 shares were cancelled.

On December 31, 2007, the Game Plan Canada shares were exchanged for 11,070,000 of Game Plan USA shares of common stock held by existing shareholders of the Company, resulting in no new share issuance.  These 11,070,000 shares were sold for $436,173 in cash by Game Plan Canada during the year ended December 31, 2007. Also, certain shareholders of the Company transferred 2,148,000 shares of the Game Plan USA common stock to its President, Charles Hazzard.  On December 31, 2007, all the Game Plan Canada shares were cancelled and all assets held by Game Plan Holdings Canada were assigned to Game Plan Holdings, Inc.

During the year ended December 31, 2008, the Company sold a total of 550,000 shares for $387,500 in cash.

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

On October 21, 2011, the Company issued 500,000 shares of common stock for the purchase of www.checkinsave.com valued at $210,000 ($0.42 per share). The shares were valued at fair market value on September 13, 2011, the agreement date.

On November 28, 2011, the Company issued 50,000 shares of common stock as payment of a referral fee valued at $18,500 ($0.37 per share). The shares were valued at fair market value on November 28, 2011, the agreement date.

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

During the year ended December 31, 2013, the terms of certain non-qualified stock options held by three employees were amended so that the stock options vested immediately.  After the amendments, one of these employees exercised an option to purchase 20,000 shares of common stock. The other two employees assigned their rights to exercise the options to a relative who immediately exercised her right to purchase all 300,000 shares of common stock that were available.  As a result of these activities, the Company issued 320,000 shares of common stock for $80,000 in cash.

During the year ended December 31, 2013, portions of a warrant sold in February 2013 to purchase 2,500,000 shares of the Company’s common stock at $0.25 per share were assigned to a number of investors in exchange for their promise to immediately exercise their right to purchase shares of the Company.  As a result of these transactions, the Company issued 1,920,000 shares of common stock and recorded 400,000 shares of common stock as stock payable. The Company received a total of $580,000. The 400,000 shares of common stock have not been issued as of date of this filing.

During the year ended December 31, 2013, three investors who had purchased units in February 2013 exercised their right to purchase shares of common stock at $0.25 per share.  As a result of the exercise of these options, 550,000 shares of common stock were issued for $137,500.

During the year ended December 31, 2013, private placements of restricted stock to accredited investors were completed. These private placements were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.  The Company placed the stock at an approximately 20% discount to the then market price of the freely traded unrestricted stock.  As a result of the private placement, 158,456 shares of common stock were issued for $76,484 in cash was received as of December 31, 2013.

On September 13, 2013, the Company issued 150,000 shares of restricted common stock fair valued at $99,000 for acquiring the domain name (gameplan.com) from a third party.

During the year ended December 31, 2012, the Company recorded a stock payable in the amount of $22,500 for compensation to the Company’s former Chief Financial Officer. During the year ended December 31, 2013, the Company recorded a stock payable in the amount of $7,500 for compensation to the same officer before she resigned as Chief Financial Officer. As of December 31, 2013, $30,000 has been recorded as stock payable to the former Chief Financial Officer.

During the year ended December 31, 2013, the Company recorded a stock payable of 20,000 shares fair valued in the amount of $13,800 for compensation owed under a Sponsorship Agreement dated July 14, 2013.

NOTE 14.  STOCK OPTIONS AND WARRANTS

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

As approved by the Board of Directors, on December 22, 2008, the Company granted 600,000 fully vested stock options to certain officers of the Company at $0.50 per share for terms of two years.  The two year terms commence on the start date when the common stock of the Company begins trading on the Over the Counter Bulletin Board.  The total fair value of these options at the date of grant was estimated to be $305,940 and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.40%, a dividend yield of 0% and expected volatility of 82.29% and was recorded as a stock-based compensation expense in 2008.

On September 13, 2011, the Company granted a total of 200,000 stock options to consultants of the Company at $0.50 per option for a term of 2 years.  Upon each anniversary of the agreement, a total of 100,000 options will become vested and available for purchase by the Consultants. The total fair value of these options at the date of grant was estimated at $12,820 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 2 years, a risk free interest rate of 0.25%, a dividend yield of 0%, and an expected volatility of 66.59%.  During the year ended December 31, 2013, $8,213 was recorded as a stock-based compensation expense for the portion vested during the year ended December 31, 2013.

On February 24, 2012, the Company granted a total of 4,000,000 stock options as part of an executive compensation agreement with the Company’s new president at $0.30 per option for a term of one year.  The options were not issued as part of the Company’s 2008 Stock Option Plan.  The one year term commenced on the date the option agreement was executed.  The total fair value of these options at the grant date was estimated to be $368,000 and was determined using the Black- Scholes option pricing model with an expected life of one year, a risk free interest rate of 0.33%, a dividend yield of 0%, and expected volatility of 67.05% and was recorded as stock-based compensation for the period ended March 31, 2012.

On February 27, 2013, the Board of Directors of the Company ratified, approved, and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,600,000 options to acquire common shares with terms of up to 5 years.  The Board has the authority to determine the rate at which options vest. Each option must be exercised within 3 years commencing upon the option’s last date of vesting. Each option granted under the plan automatically terminates and may no longer be exercised if the optionee ceases for any reason to be an employee of, or consultant to, the Company, subject to certain exceptions in the event of death and disability. If options granted under the 2013 Stock Option Plan expire or are cancelled, new options may thereafter be granted covering such shares. In the event the Company commences an initial public offering, sells substantially all of its assets, or sells at least 75% of its common stock in a single transaction (a “Change in Control Event”), then the option shall immediately vest and become exercisable in its entirety. The 2013 Stock Option Plan terminates and no further options can be granted thereunder on February 28, 2018.

During the year ended December 31, 2013, the Company granted a total of 1,600,000 stock options as part of the Company’s 2013 Stock Option Plan.

The total fair value of 1,100,000 of these options at the grant date was estimated to be $357,860 and was determined using the Black- Scholes option pricing model with an expected life of 5 years, a range of risk free interest rate from 0.40% to 1.75%, a dividend yield of 0%, and expected volatility of 122.20%. As of December 31, 2013, $189,498 was recorded as a stock-based compensation expense for the portion vested as of December 31, 2013.

On December 4, 2013, the Company granted 500,000 stock options to consultant under the 2013 Stock Option Plan at $0.40 per option for a term of 3 years.  The Option shall vest in six equal parts at the end of each fiscal quarter beginning on December 31, 2013, and with the final portion of the option vesting on March 31, 2015. The total fair value of these options at the date of grant was estimated at $219,550 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 1.75%, a dividend yield of 0%, and an expected volatility of 120.71%.  As of December 31, 2013, $36,592 was recorded as a stock-based compensation expense for the portion vested as of December 31, 2013.

However, as stated below under Note 17, Subsequent Events (Cancellation of Options), these options were cancelled by the Company on January 31, 2014.

During the year ended December 31, 2013, terms of non-qualified stock options held by certain optionees were amended so that they vested immediately.  Upon amendment, 320,000 of a possible 350,000 options on shares were exercised for a total of $80,000.

The Company’s stock option activity for the year ended December 31, 2013 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	4,800,000	$ 0.33	1.17
Granted	1,600,000	0.30	4.34
Exercised	320,000	0.25	--
Expired / cancelled	5,550,000	$0.32	-
Balance, December 31, 2013	530,000	$ 0.39	4.25

Warrants

On September 22, 2011, the Company issued 300,000 warrants for services valued at $53,160.  Each warrant is convertible into one share of common stock at an exercise price of $0.45.  All warrants are fully vested and are exercisable at any time up to and including January 1, 2015. The fair value of these warrants was estimated at the grant date using Black-Scholes Option Pricing Model with current value of the stock at $0.37; dividend yield of 0%; risk-free interest rate of 0.34% (3 year Treasury note rate at the issue date); volatility rate of 78.94%; and expiration date of 3.25 years. As of December 31, 2013, no warrants have been exercised.

During the year ended December 31, 2013, the Company granted 6,000,000 warrants in conjunction with the sales of the equity units.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance. As of December 31, 2013, 2,870,000 warrants have been exercised.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2012	300,000	$ 0.45	2.00
Granted	6,000,000	0.25	3.00
Exercised	2,870,000	0.25	--
Expired / cancelled	--	--	--
Balance, December 31, 2013	3,430,000	$ 0.35	2.04

NOTE 15.  OPERATING LEASES

During the period January 1, 2013 through March 31, 2013 the Company’s office space was rented for $2,000 per month.

The Company leased new office space in Boston, Massachusetts that commenced on September 15, 2013 and runs through August 31, 2017. Payment terms include a base rent of $5,486 per month plus other costs of maintaining the property. There was an initial cash outlay for a security deposit.

The Company leased warehouse space in New Jersey that commenced on June 1, 2013 and runs through May 31, 2016. The lease contains an option for an additional three year term. Payment terms include a base rent of $1,813 per month plus other costs of maintaining the property. The initial cash outlay for the lease included a security deposit and a prepayment of July rent.

Rent expense for the years ended December 31, 2013 and 2012 were $51,817 and $24,000 respectively.

Upon commencement, the aggregate minimum annual lease payments under the new operating leases, including amounts characterized as deemed landlord financing payments are as follows:

	Monthly Basic Rent	Annual Basic Rent
2014	7,299	87,582
2015	7,299	87,582
2016	7,299	74,891
2017	7,299	43,884
		293,939

NOTE 16.  INCOME TAX

As of December 31, 2013, the Company had net operating loss carry forwards of $2,386,246 that may be available to reduce future years’ taxable income through 2028 to 2032.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

Components of the net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and December 31, 2012:

	2013	2012
Net operating loss carryforward	$2,386,246	$1,007,291
Total deferred tax assets	835,186	352,552
Less: Valuation allowance	(835,186)	(352,552)
Net deferred tax assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2013 was $835,186. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013.

NOTE 17.  SUBSEQUENT EVENTS

FTC Litigation and Bachman Resignation

On February 11, 2014, Mr. Bachman resigned as an officer and a member of the Company’s Board of Directors.

Prior to February 25, 2014, 14,703,579 shares of the Company’s common stock held by Andrew Bachman, a former officer and director, and one of his family members were frozen and could not be transferred due to the previously disclosed FTC lawsuit against Mr. Bachman. The presiding court entered an order on February 25, 2014 modifying the asset freeze in such a way that allows Mr. Bachman and that certain family member to sell the 14,703,579 shares for no less than $159,733. The sale was supposed to be completed within a 120-day period following the entry of the February 25, 2014 order. The Company has been advised by Mr. Bachman’s personal counsel that Mr. Bachman, the FTC, and the court-appointed Receiver have agreed to an extension of this 120-day deadline in order to finalize a transaction pursuant to which Andrew Bachman’s father purchases the shares. Andrew Bachman did not receive consideration for his $250,000 investment in November 2013, so he has asked the Company to contribute the frozen $59,733 to his father’s purchase. The Company consented to the contribution of the $59,733 in frozen funds. As of July 10, 2014, the FTC and its receiver have approved the sale, but no transaction between Mr. Bachman and his father has taken place yet.

New Officers and Directors

On May 1, 2014, Mr. Alexander Karsos accepted appointment as the Company’s Chief Financial Officer and Secretary. Mr. Karsos' employment agreement with the Company that sets out compensation terms is incorporated by reference and attached to this document as Exhibit 10.4.

Mr. Zach Allia accepted appointment as the Company’s Chief Technology Officer and a member of the Board of Directors on May 5, 2014. The Company and Mr. Allia have entered into an Employment Agreement with a two and a half year term. Mr. Allia is entitled to a base salary of $120,000 annually and will receive an option to purchase 2,500,000 shares of the Company’s common stock. The option will vest over three years. The exercise price of this option will be set by the Board of Directors after the Company files this Form 10-K for the fiscal year ended December 31, 2013. The Employment Agreement also provides that Mr. Allia may receive a discretionary bonus to be determined by the Board.

The Company’s new Chief Sales Officer, Brett Maloley, accepted appointment on May 5, 2014. Mr. Maloley simultaneously accepted appointment as a director. The Company and Mr. Maloley have entered into an Employment Agreement with a 20 month employment term. Mr. Maloley is entitled to a base salary of $60,000 per year, plus he will receive monthly payments equal to 2% of the Company’s monthly sales. Mr. Maloley is also entitled to an option to purchase 2,000,000 shares of the Company’s common stock, which will vest over the employment term. The exercise price of this option will be set by the Board after the Company files its Form 10-K for the fiscal year ended December 31, 2013. The Employment Agreement also provides that Mr. Maloley may receive a discretionary bonus to be determined by the Board.

Mr. Jamie Dingman became the Company’s Chief Executive Officer and Chairman of the Board of Directors on June 3, 2014. Mr. Dingman and the Company entered into an Executive Employment Agreement dated June 3, 2014. The agreement is for a term of two and a half years. Mr. Dingman is entitled to a base salary of $120,000 annually, which may be deferred by mutual written consent. Additionally, Mr. Dingman will receive an option to purchase 2,500,000 shares of the Company’s common stock. The option will vest over three years. 625,000 shares underlying the option shall vest and become exercisable upon formal grant of this option by the Board of Directors. The exercise price of this option will be set by the Board of Directors after the Company files this Form 10-K. Under his employment agreement, Mr. Dingman is eligible for a discretionary bonus. Both Mr. Dingman and the Company may negotiate more detailed bonus parameters and performance thresholds at a later date.

On June 3, 2014, the Board also appointed Mr. Ralph Anderson to the Company’s Board of Directors.

Unregistered Sales of Securities

On or around February 19, 2014, the Company received a $50,000 from an accredited investor for the purchase of 416,667 shares of common stock at a price of $0.12 per share. The offer and sales of these shares of common stock were exempt from registration under Section 4(2) and Regulation S of the Securities Act. The shares purchase have not yet been issued by the Company’s transfer agent.

On April 11, 2014, the Company agreed to sell a total of 1,200,000 shares of its common stock to three separate accredited investors in separate transactions. The Company received a total of $120,000 as a result of these three sales. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933.

On April 16, 2014, the Company agreed to sell a total of 415,000 shares of its common stock to two separate accredited investors in separate transactions. The Company received a total of $41,500 as a result of the two sales. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933.

On April 22, 2014, the Company agreed to sell a total of 262,728 shares of its common stock to four separate accredited investors in separate transactions. The Company received a total of $50,400 as result of the sales. The sales were accomplished at per share prices ranging from $0.10 to $0.11. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933.

During the year ended December 31, 2013, the Company recorded a stock payable of 20,000 shares fair valued in the amount of $13,800 for compensation owed under a Sponsorship Agreement dated July 14, 2013. The Company’s Board of Directors authorized this issuance during 2013 after the individual in question provided the consideration, but the shares were not issued by the Company until fiscal year 2014. The offer and sale of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On or around April 29, 2014, the Company issued a total of 70,000 shares of common stock between two stockholders. The Company did not receive cash consideration in exchange for these shares. Although no litigation was initiated or threatened, the Company issued these shares in an effort to resolve certain matters outstanding between the parties. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933.

Gatehouse Agreement

On March 10, 2014, the Company entered into a Consulting Agreement with Gatehouse Financial Partners GmbH (“Gatehouse”). Under the terms of the agreement, Gatehouse was to provide financial advisory services to the Company. These services were to include consultation on potential debt and equity financing structures. Additionally, Gatehouse was to provide financial public relations services. The Consulting Agreement was for a term of 12 months. In consideration of its services, Gatehouse was to receive (i) an option to purchase 500,000 shares of the Company’s common stock at $0.25 per share, of which 250,000 shares shall vest after 12 months and the balance shall vest after 24 months and (ii) $10,000 per month in restricted shares of the Company’s common stock. The offer and sale of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Company and Gatehouse have ended their relationship and the Consulting Agreement is set to terminate on July 13, 2014, which is prior to its stated termination date. Appropriate written notice of the termination has been provided consistent with the Consulting Agreement’s terms.

Cancellation of Options

On December 4, 2013, the Company granted 500,000 stock options to consultant under the 2013 Stock Option Plan at $0.40 per option for a term of 3 years.  The Option shall vest in six equal parts at the end of each fiscal quarter beginning on December 31, 2013, and with the final portion of the option vesting on March 31, 2015. The total fair value of these options at the date of grant was estimated at $219,550 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 1.75%, a dividend yield of 0%, and an expected volatility of 120.71%.  As of December 31, 2013, $36,592 was recorded as a stock-based compensation expense for the portion vested as of December 31, 2013.

However, under the terms of the 2013 Stock Option Plan, the option terminates and may no longer be exercised by the consultant if the consultant ceases to be a consultant to the Company. On December 31, 2013, the consultant was terminated from the Company as the consultant ceased to provide consulting services to the Company. The consultant had thirty (30) days from the date of termination to exercise the option. On January 31, 2014, the option expired, and the consultant did not exercise the option within the requisite timeframe. Thus, this option was cancelled by the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years, and all subsequent periods, the Company has not had any disagreements with our accountants.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

During the assessment of internal control over financial reporting, management identified the following material weakness. There was inadequate control consciousness throughout the organization. Recording, processing, and reporting transactions and the attendant supporting documentation that impact financial statements was not done consistently and thoroughly throughout the reporting period. The Company and its management are taking steps to remedy this weakness by educating employees about the importance of organized record keeping and timely processing of material documentation.

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below is a list of the Company’s executive officers and directors and their respective ages as of December 31, 2013:

Name	Age	Position(s) and Office(s) Held
Charles Hazzard	38	Executive Vice President, Director
Andrew Bachman	30	President, CEO, CFO, and Director
James Dingman	40	Director

On February 11, 2014, Andrew Bachman resigned as an officer and director of the Company. On May 1, 2014, Alexander Karsos, 27, accepted appointment as the Company’s Secretary and Chief Financial Officer. On May 5, 2014, Zach Allia accepted appointment to the position of Chief Technology Officer and Director. Brett Maloley similarly accepted appointment to the position of Chief Sales Officer and Director on May 5, 2014. Below is a list of the Company’s executive officers and director and their respective ages as of June 4, 2014:

Name	Age	Position(s) and Office(s) Held
Charles Hazzard	38	Executive Vice President, Director
James Dingman	40	Chairman, President, Chief Executive Officer
Alexander Karsos	27	Chief Financial Officer and Secretary
Zach Allia	29	Chief Technology Officer and Director
Brett Maloley	30	Chief Sales Officer and Director
Ralph Anderson		Director

A brief description of the background and business experience of the Company’s current executive officers and directors is set forth below:

Charles Hazzard

Until March 1, 2013, Mr. Hazzard served as the Company’s Chief Executive Officer and as a Director. Currently, Mr. Hazzard is the Executive Vice President and he remains a director.  Mr. Hazzard earned his Bachelor of Science degree from the University of Florida in 1999. He received a baseball athletic scholarship to the University of Florida where he played baseball for four years. After college, Mr. Hazzard signed a minor league contract with the Tampa Yankees. After playing for the Tampa Yankees, he entered the private sector and accepted a position as a database administrator for MetaSolv Software, a telecommunications software company.  At MetaSolv, Mr. Hazzard developed internal software upgrading error and data management processes and was also involved in the customer support and data base management processes.  In 2003, he accepted a position as an assistant baseball coach at the University of Nevada, Las Vegas.  While a coach, the team won the Mountain West Conference Title and went to the NCAA Regional.  In 2005, Mr. Hazzard left UNLV to accept a similar position at Pepperdine University.  In his two years at Pepperdine, he helped the Waves to win a West Coast Conference Title and two berths into the NCAA Regional.  In 2006, while at Pepperdine University, Mr. Hazzard was accepted into the Master’s program where he studied Educational Technology.  Mr. Hazzard graduated with a Masters of Arts in Educational Technology in 2007.

James Dingman

Mr. Dingman joined the Company as a Director in 2013. On June 3, 2014, Mr. Dingman was appointed President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Dingman’s business experience includes a  Managing Directorship at Shipston Group Limited, a private equity fund that has been focused on emerging markets since the early 1990s. He had oversight and management responsibilities of Shipston’s operations in China. Prior to joining Shipston Group, Mr. Dingman served as founding partner and co-president of National Timber Company. Additionally, he owned and served as president of Fitapaldi-Dingman Racing. Mr. Dingman has lived and worked in emerging markets for over 20 years. Mr. Dingman attended Boston College.

Alexander Karsos

Mr. Karsos is the Company’s Secretary and Chief Financial Officer. In early 2013, Mr. Karsos helped found the Company’s nutritional supplements business and has served in roles including, product development, finance, and sales. Mr. Karsos graduated from Babson College in 2009, with a BS in business management and concentrated on entrepreneurship, strategic management, and finance. While attending Babson College, Mr. Karsos co-founded Grecian Ideal Nutrition (“GIN”) where he served as Chief Executive Officer from 2009 through 2013. Mr. Karsos helped grow GIN to a respected nutritional supplements company amongst the professional sports community. At its peak, GIN had customers in 50 states and 20 countries. GIN products were used by over 10 professional sports teams in the MLB, NFL, and NBA. Athletes in the NHL, PGA, and MLL used GIN products as well.

Zach Allia

Mr. Allia is the Company’s Chief Technology Officer and a Director. Mr. Allia is the founder of Free Gifts, an original Facebook application. While working on Free Gifts, Mr. Allia independently managed a user base of approximately 10 million installations and managed a team of illustrators responsible for designing virtual gifts for the application. Over 100 million virtual gifts were sent through the platform one year after launch. Mr. Allia also worked at Tapulous, a video game developer, where he designed and built social components to strategically grow a user base from under one million to approximately 15 million. At Tapulous, Mr. Allia managed a team of developers and customer service professionals. Mr. Allia later co-founded and served as Chief Technology Officer of Soma Water, Inc., which successfully launched a sustainable water pitcher. He is also the founder of 64 Pixels, which has developed popular add-ons for web browsers such as Google Chrome. Mr. Allia serves in an advisory capacity for a variety of companies including, Chartboost, LaunchRock, and Soldsie.

Brett Maloley

Brett Maloley is the Company’s Chief Sales Officer and a Director. Mr. Maloley has served as a territory sales manager for Free Motion Fitness where he was responsible for all dealings related to commercial sales of fitness equipment in the northeastern United States. At Free Motion Fitness, Mr. Maloley both sold fitness products and managed various dealers. Mr. Maloley later became a regional sales manager at Technogym USA where he was in charge of consulting and sales for all of New England. Mr. Maloley also co-founded National Fitness Group, which launched commercial fitness products into the North American marketplace. During his time at National Fitness Group, Mr. Maloley set up sales, marketing, and distribution strategies for the successful launch of multiple brands.  In 2012, Mr. Maloley co-founded Grow Development Group, a commercial fitness equipment distribution company that was ultimately sold in 2014.

Ralph Anderson

Mr. Anderson was appointed to the Company’s Board of Directors on June 3, 2014. Mr. Anderson, a certified public accountant, is the managing partner at The Green Group, an accounting, tax, consulting, and advisory firm. In connection with his practice, Mr. Anderson engages issues related to start-ups, family businesses, estate planning, real estate management, corporate tax planning, and mergers and acquisitions. In addition to holding series 7, 63, and 66 licenses, Mr. Anderson has owned and operated over ten different businesses, including Bintro and Manhattan Scientifics. Prior to his time at The Green Group, Mr. Anderson has held tax, insurance, or advisory positions with Lexington Advisors, Lexington Capital Management, Friedman, LLP, and Grant Thornton. Mr. Anderson serves on the board of the not-for-profit Wildcat Academy and also sits on the Board of Trustees at Rider University, where he earned a B.S. in accounting. Mr. Anderson also holds a master’s degree in taxation from Seton Hall University.

Term of Office

Our Directors are appointed until a qualified successor is elected or until removed from office in accordance with our bylaws.  While certain executive officers have employment agreements with finite terms, our officers are appointed by the Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

Andrew Bachman, the Company’s former President, Chief Executive Officer, Chief Financial Officer, and Chairman, is currently a defendant in a lawsuit filed by the Federal Trade Commission in the United States District Court for the Central District of California. The complaint alleges, among other things, that entities including, without limitation, Tatto, Inc., Shaboom Media, LLC, and Virtus Media, LLC engaged in deceptive acts and unfair billing practices in violation of the Federal Trade Commission Act in connection with premium mobile messaging services. Mr. Bachman, who was named in both his individual and corporate capacities, was an officer of Tatto, Inc., Shaboom Media, LLC, and Virtus Media, LLC. As part of a preliminary injunction issued in this litigation, Mr. Bachman is currently enjoined from placing or assisting others to place any charge on a consumer’s telephone bill, from representing that a consumer is obligated to pay any charge on a telephone bill without the informed consent of the consumer, and from selling or transferring, or disclosing consumer information which he obtain in connection with the name defendants’ premium messaging services.

Aside from the legal proceedings set forth above, since our inception, the Company  believes that none of our directors or executive officers have been  involved in any legal proceeding concerning: (i) any  bankruptcy  petition  filed by or against any  business of which such person was a general partner or executive  officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal  proceeding  or  being  subject  to a  pending  criminal  proceeding (excluding traffic violations and other minor offenses);  (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or  temporarily  enjoining, barring,  suspending or otherwise limiting involvement in any type of business, securities or banking  activity;  or (iv) being found by a court, the Securities and Exchange Commission or the  Commodity  Futures  Trading  Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Family Relationships

Not applicable.

Directors

Our bylaws authorize no less than one director.  As of December 31, 2013, the Company had three directors, Mr. Andrew Bachman, Mr. Charles Hazzard, and Mr. James Dingman. Mr. Bachman resigned prior to the filing of this report. Two additional directors, Brett Maloley and Zach Allia, accepted appointment to the Board of Directors in May 2014.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company does not employ persons who are not executive officers but are expected to make significant contributions to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

Due to a lack of resources, the Company has not adopted a written code of ethics applying to our executive officers.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

As of December 31, 2013, the Company did not have employment agreements with Charles Hazzard, Executive Vice President, and Christina Hazzard, former Chief Financial Officer. Mr. Bachman worked under an employment agreement dated March 15, 2013, which provided Mr. Bachman with an annual salary of $200,000. Although earned, Mr. Bachman was not paid his salary during 2013. The Company has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Mr. Bachman, Mr. Hazzard and Ms. Hazzard have substantial ownership positions in the Company and are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their ability.   As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain, and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last completed fiscal year for all services rendered to us.

December 31, 2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Bachman President, CEO, CFO	2013	$158,333.37(1)[1]	$0	$0	$0	$0	$0	$0	$158,333.37[2]
Charles Hazzard EVP	2013	$6,000	$0	$0	$0	$0	$0	$0	$6,000

Christina Hazzard CFO & Secretary (former)[3]	2013	$0	$0	$7,500	$0	$0	$0	$0	$7,500

1 Mr. Bachman worked under an employment agreement dated March 15, 2013, which provided for a $200,000 annual salary. Although Mr. Bachman earned nine and one half months of this salary, the Company did not pay any portion of the monies earned. Mr. Bachman has not made a demand on the Company for these monies.

2 Although earned, this compensation was not paid to Mr. Bachman.

3 Christina Hazzard resigned as an executive officer on April 9, 2013. She was not serving at end of fiscal year 2013.

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

Outstanding Equity Awards At Fiscal Year-End Table

The Company had three executive officers serve during fiscal year 2013. Only Charles Hazzard and Andrew Bachman were executive officers as of December 31, 2013. Ms. Hazzard resigned in April 2013. None of these three individuals had outstanding equity awarded at the end of the 2013 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Charles Hazzard	0	0	0	$0	N/A	0	0	0	0
Andrew Bachman	0	0	0	$0	N/A	0	0	0	0
Christina Hazzard CFO & Secretary (former)[1]	0	0	0	$0	N/A	0		0	0

1 Christina Hazzard resigned as an executive officer on April 9, 2013. She was not serving at end of fiscal year 2013.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the fiscal year ended December 31, 2013.

DIRECTOR COMPENSATION 2013
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Hazzard	$0	$0	$0	$0	$0	$0	$0
James Dingman	$0	$0	$0	$0	$0	$0	$0
Andrew Bachman	$0	$0	$0	$0	$0	$0	$0
Ronald Smith[1]	$0	$0	$0		$$0	$0	$0
Christina Hazzard[2]	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Director Compensation Table

Our directors did not receive any compensation from the Company for their services as members of the Board of Directors. As of this report, Mr. Bachman, Mr. Smith, and Ms. Hazzard no longer serve on the Company’s Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, securities authorized for issuance under equity compensation plans established by the Company, including individual compensation arrangements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	830,000	$0.413	1,750,000
Total	830,000	$0.413	1,750,000

1 Resigned on March 1, 2013

2 Resigned as a director on March 1, 2013.

As of December 31, 2013, options to purchase 530,000 shares of common stock were outstanding pursuant to the Company’s 2013 Stock Option Plan. The 2013 Stock Option Plan was approved by the Board of Directors on February 27, 2013 and allows the Board of Directors to grant options to purchase up to 2,600,000 shares of common stock. The Board has the authority to determine the rate at which options vest. Each option must be exercised within 3 years commencing upon the option’s last date of vesting. Each option granted under the plan automatically terminates and may no longer be exercised if the optionee ceases for any reason to be an employee of, or consultant to, the Company, subject to certain exceptions in the event of death and disability. If options granted under the 2013 Stock Option Plan expire or are cancelled, new options may thereafter be granted covering such shares. In the event the Company commences an initial public offering, sells substantially all of its assets, or sells at least 75% of its common stock in a single transaction (a “Change in Control Event”), then the option shall immediately vest and become exercisable in its entirety. The 2013 Stock Option Plan terminates and no further options can be granted thereunder on February 28, 2018. As of December 31, 2013, there were outstanding options to purchase 30,000 shares at $0.25 and 500,000 shares at $0.40. Options to purchase 320,000 shares were exercised in 2013.

As of December 31, 2013, the Company had a warrant to purchase 300,000 shares at $0.45 per share.  The warrant is fully vested and is exercisable, in whole or in part, at any time up to and including January 1, 2015. The warrant was issued in 2011as part of the compensation due under a Financial Advisory and Investment Banking Services Agreement.

Beneficial Ownership

The following tables set forth, as of May 13, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock, and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 37,116,184 shares of common stock issued and outstanding on May 13, 2014.

Security Ownership of Certain Beneficial Owners

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(6)	Percentage of Class
Common Stock	Donald Bachman	2,780,000(1)	7.5%
Common Stock	Alexander Karsos(2)	2,000,000	5.4%
Common Stock	Christopher Karsos	2,000,000	5.4%
Common Stock	Christina Mabanta-Hazzard	2,500,000(3)	6.7%
Common Stock	Robert Dickey	4,350,000(4)	11.2%
Common Stock	Suva Enterprises, Inc.	2,000,000(5)	5.3%

(1) Donald Bachman is the father of Andrew Bachman, a former officer and director. Andrew Bachman paid for 2,500,000 shares currently held in his father’s name and these shares must be sold to either the Company or an independent third party on or before June 25, 2014. The sale is the result of the FTC litigation involving Andrew Bachman. 100,000 shares directly owned by Donald Bachman were purchased with personal funds and are not required to be sold. Finally, Dr. Bachman has the right to purchase 180,000 shares of the Company’s common stock within 60 days under the terms of a warrant. When calculating Dr. Bachman’s percentage ownership, an additional 180,000 shares of common stock will be considered outstanding because of the warrant.

(2) Mr. Karsos accepted appointment as the Company’s CFO and Secretary on May 1, 2014. As such, he appears in the table showing new management’s ownership.

(3) Ms. Mabanta-Hazzard is married to Charles Hazzard, one of the Company’s officers and directors. 2,500,000 shares are held directly by Ms. Mabanta-Hazzard’s and are distinct from the 2,000,000 shares owned by Mr. Hazzard. For the sake of clarity, Mr. Hazzard and Ms. Mabanta-Hazzard’s shares have not been aggregated in the beneficial ownership tables. Together, the couple beneficially owns 4,500,000 shares of the Company’s common stock.

(4) Robert Dickey is the beneficially owns 500,000 shares directly. He is the indirect owner of (i) 1,800,000 shares in the name of Patriot Land Company LLC, (ii) a warrant to purchase 1,800,000 shares of the Company’s common stock in the name of Patriot Land Company LLC that may be exercised within the next 60 days, and (iii) 250,000 shares in the name of the Robert Dickey Children’s Trust. When calculating Mr. Dickey’s percentage ownership, an additional 1,800,000 shares of common stock will be considered outstanding because of the warrant.

(5) In addition to owning 1,400,000 shares directly, Suva Enterprises, Inc. has the right to purchase an additional 600,000 shares at $0.25/share under the terms of a warrant. This right is exercisable within the next 60 days. When calculating Suva Enterprise’s percentage ownership, an additional 600,000 shares of common stock will be considered outstanding because of the warrant.

(6) All beneficial ownership is direct unless otherwise disclosed in a note.

Security Ownership of Management in Place as of December 31, 2013

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Common Stock	Andrew Bachman	12,203,579(7)	32.9%
Common Stock	Charles Hazzard	2,000,000(8)	5.4%
Common Stock	James Dingman	0	0%
Common Stock	Officers and Directors as a Group	14,203,579	38.3%

(7) Andrew Bachman resigned as an officer and as a member of the Company’s Board of Directors in 2014. Mr. Bachman is a defendant in a lawsuit filed by the FTC related to his former employer. Since monies Mr. Bachman earned while employed by his former employer, Tatto, Inc., were allegedly used to purchase the shares set forth in the table above, the Company, Mr. Bachman, and the Court have reached an agreement that obligates Mr. Bachman to sell his shares either back to the Company or to an independent third party on or before June 25, 2014. As such, Mr. Bachman will not be the beneficial owner of these shares for much longer. There is a chance that a single person or entity will purchase all of Mr. Bachman’s shares and become the Company’s largest shareholder.

(8) Charles Hazzard is married to Ms. Mabanta-Hazzard. The 2,000,000 shares held directly by Mr. Hazzard are distinct from the 2,500,000 shares owned by Ms. Mabanta-Hazzard. For the sake of clarity, Mr. Hazzard and Ms. Mabanta-Hazzard’s shares have not been aggregated in the beneficial ownership tables. Together, the couple beneficially owns 4,500,000 shares of common stock.

Security Ownership of Management in Place as of June 4, 2014

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Common Stock	James Dingman(9)	625,000(13)	1.7%
Common Stock	Charles Hazzard	2,000,000	5.4%
Common Stock	Zach Allia(10)	625,000(14)	1.7%
Common Stock	Brett Maloley(11)	500,000(15)	1.3%
Common Stock	Alexander Karsos(12)	2,000,000	5.4%

(9) Mr. Dingman accepted appointment as President, CEO, and Chairman on June 3, 2014.

(10) Mr. Allia accepted appointment as an officer and director on May 5, 2014.

(11) Mr. Maloley accepted appointment as an officer and director on May 5, 2014.

(12) Mr. Karsos accepted appointment as an officer on May 1, 2014.

(13) Although the Board of Directors has not formally granted the option due under Mr. Dingman’s employment agreement, the Company is confident that the option will be granted promptly after this Form 10-K is filed. The Company has intentionally waited to formally grant the option and set the exercise price until the audited financials have been released. In the Company’s best estimate, Mr. Dingman will be able to exercise his right to purchase 625,000 shares within 60 days of filing and therefore these shares have been included in the beneficial ownership table. When calculating Mr. Dingman’s percentage ownership, an additional 625,000 shares of common stock will be considered outstanding because of the option.

(14) Although the Board of Directors has not formally granted the option due under Mr. Allia’s employment agreement, the Company is confident that the option will be granted promptly after this Form 10-K is filed. The Company has intentionally waited to formally grant the option and set the exercise price until the audited financials have been released. In the Company’s best estimate, Mr. Allia will be able to exercise his right to purchase 625,000 shares within 60 days of filing and therefore these shares have been included in the beneficial ownership table. When calculating Mr. Allia’s percentage ownership, an additional 625,000 shares of common stock will be considered outstanding because of the option.

(15) Although the Board of Directors has not formally granted the option due under Mr. Maloley’s employment agreement, the Company is confident that the option will be granted promptly after this Form 10-K is filed. The Company has intentionally waited to formally grant the option and set the exercise price until the audited financials have been released. In the Company’s best estimate, Mr. Maloley will be able to exercise his right to purchase 500,000 shares within 60 days of filing and therefore these shares have been included in the beneficial ownership table. When calculating Mr. Maloley’s percentage ownership, an additional 500,000 shares of common stock will be considered outstanding because of the option.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date (e.g., options or warrants to purchase our common stock). Any option, warrants, or other securities convertible into common stock are deemed outstanding for purposes of computing the percentage of outstanding securities owned by such a person holding such convertible securities but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

On February 7, 2013, the Company and Sportingblood Nutrition, LLC entered into an intellectual property purchase agreement (the “IP Agreement”) for the acquisition of all right, title and interest in the Sporting Blood trademark and certain product formulations. Under the IP Agreement, the Company issued 11,000,000 shares of its common stock to Sportingblood in exchange for the intellectual property. The Company’s common stock had a closing bid price of $0.16 on February 7, 2013 and, using that measure, the shares were worth approximately $1,760,000. At the time of the IP Agreement, Mr. Bachman was the Company’s President and also an owner of Sportingblood.  Alexander and Christopher Karsos were also owners of Sportingblood Nutrition, LLC.  Sportingblood Nutrition, LLC’s 11,000,000 shares have been distributed to its respective owners. Mr. Bachman received 7,000,000 shares and the Karsos brothers received 2,000,000 each.

During the year ended December 31, 2013, the Company’s former Chief Executive Officer and controlling shareholder, Andrew Bachman, loaned the Company $250,000, net, which is owed to him as of December 31, 2013. This advance is unsecured, bears no interest, and is due on demand.

Item 14.  Principal Accounting Fees and Services

De Joya Griffith, LLC served as our independent registered public accounting firm for fiscal 2013.  We paid De Joya Griffith, LLC a total of $24,156 in 2013 for the audit fees and audit-related fees for services provided by that firm.  We paid De Joya Griffith, LLC a total of $12,750 in 2012 for the audit and audit-related services provided by that firm.

Audit Fees: This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements, review of interim financial statements, and services that are normally provided by the independent auditors in connection with statutory or regulatory filings.

Audit-Related Fees: This category consists of the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." De Joya Griffith, LLC did not perform any audit-related services during 2013 and 2012.

All Other Fees: This category consists of fees for other miscellaneous items.  We did not pay De Joya Griffith, LLC any other fees during 2013 and 2012.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation and Amendments thereto (1)
3.2	Bylaws (1)
10.1	Executive Employment Agreement with James Dingman
10.2	Employment Agreement with Zach Allia
10.3	Employment Agreement with Brett Maloley
10.4	Employment Agreement with Alexander Karsos(2)
10.5	Sublease for 112 Water Street, Boston, Massachusetts
10.6	Intellectual Property Purchase Agreement with Sportingblood Nutrition LLC
10.7	Domain Name Purchase Agreement dated September 13, 2013
10.8	Game Plan Holdings, Inc. 2013 Stock Option Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Company’s post-effective amendment to the Registration Statement on form S-1 filed on February 14, 2011.

(2)  Alexander Karsos continues to work under his original Employment Agreement. At the time of this agreement, he was not the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: July 10, 2014	By:	/s/ James Dingman
	Name: Titles:	James Dingman President and CEO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 10, 2014	By:	/s/ Alexander Karsos
	Name: Titles:	Alexander Karsos CFO