Form 10-Q
period 2014-03-31
Game Plan Holdings, Inc.
filed 2014-07-10
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

____________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Class of Stock	No. Shares Outstanding	Date
Common Stock	37,116,184	July 2, 2014

		PAGE
PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	5

	Statements of Operations for the three month period ended March 31, 2014 and 2013 and the period from inception (March 25, 1999) through March 31, 2014 (unaudited)	6

	Statements of Cash Flows for the three month period ended March 31, 2014 and 2013 and the period from inception (March 25, 1999) through March 31, 2014 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures - Not Applicable	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$4,406	$4,918
Restricted cash	59,743	173,772
Marketable securities	2,108	3,120
Accounts receivable	7,028	7,824
Inventory	310,686	330,941
Prepaids	14,661	21,031

Total current assets	398,632	541,606

Property and equipment, net	36,251	38,433

Intangible assets
Intellectual property	46,513	46,513
Websites, net	124,299	171,914
	170,812	218,427
Other assets
Security deposit	36,887	36,887

Total assets	$642,582	$835,353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued liabilities	$215,609	$244,826
Accounts payable and accrued liabilities - related parties	247,410	194,333
Notes payable	-	4,625
Due to related parties	254,500	254,500
Stock repurchase liability	116,000	-
Total current liabilities	833,519	698,284

Stock repurchase liability	-	107,500
Total long term liability	-	107,500
Total liabilities	833,519	805,784

Stockholders' equity (deficit)

Common stock, authorized
100,000,000 shares, par value $0.001, 35,148,456 issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	35,148	35,148
Additional paid-in capital	3,565,859	3,565,859
Common stock payable	238,783	188,800
Accumulated other comprehensive gain	2,502	3,514
Deficit accumulated during the development stage	(4,033,229)	(3,763,752)

Total stockholders' equity (deficit)	(190,937)	29,569

Total liabilities and stockholders' equity (deficit)	$642,582	$835,353

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			From inception
			(March 25, 1999)
	Three Months Ended	Three Months Ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

Sales	$41,755	$-	$84,400
Cost of goods sold	17,642	-	37,181
Gross profit	24,113	-	47,219

Operating expenses:
General and administrative	130,241	29,599	1,335,131
Computer and website expenses	9,590	1,441	299,760
Impairment of website	-	-	136,240
Stock-based compensation	-	15,712	645,982
Professional fees	36,664	73,233	660,203
Wages and payroll expenses	107,774	6,000	1,038,351

Total operating expenses	284,269	125,985	4,115,667

Other income (expense):
Other income	-	-	703
Gain on sale of marketable securities	-	-	61,819
Loss on impairment of marketable securities	-	-	(36,820)
Interest income	26	285	28,789
Foreign currency transaction loss	-	-	(5)
Interest expense	(9,347)	-	(19,267)

Total other income (expense)	(9,321)	285	35,219

Net loss	$(269,477)	$(125,700)	$(4,033,229)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	1,558
Unrealized gain (loss) on marketable securities	(1,012)	7,007	944

Other comprehensive income (loss)	(1,012)	7,007	2,502

Comprehensive loss	$(270,489)	$(118,693)	$(4,030,727)

Basic loss per common share	$(0.01)	$(0.01)

Weighted average
number of shares outstanding - basic	35,148,456	24,468,889

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
			(March 25, 1999)
	Three Months ended		through
	March 31,	March 31,	March 31,
	2014	2013	2014

Operating activities
Net loss	$(269,477)	$(125,700)	$(4,033,229)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	49,797	19,367	241,001
Gain on sale of marketable securities	-	-	(61,819)
Impairment of marketable securities	-	-	36,820
Impairment of website	-	-	136,240
Stock-based compensation	-	15,712	1,034,923
Accrued interest expense related to stock repurchase liability	8,500	-	17,000
Changes in operating assets and liabilities
Decrease (increase) in receivables	796	-	(7,028)
Decrease (increase) in prepaids	6,370	(17,980)	88,985
Decrease (increase) in inventory	20,255	-	(310,686)
Decrease in related party receivable	-	-	2,450
Increase in other receivable	-	-	(5,800)
Decrease in security deposit	-	-	(34,587)
(Decrease) increase in accounts payable and accrued liabilities	(29,217)	9,051	251,743
Increase in accounts payable and accrued liabilities - related parties	53,077	-	247,410
Net cash used in operating activities	(159,898)	(99,550)	(2,396,577)

Investing activities
Decrease (increase) in restricted cash	114,029	-	(59,743)
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	-	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets	-	-	(34,500)
Investment in development of new website	-	-	(120,529)
Purchase of fixed assets	-	(640)	(55,262)
Net cash provided by (used in) investing activities	114,029	(640)	(247,750)

Financing activities
Proceeds from notes payable	-	-	28,117
Payments on notes payable	(4,625)	-	(28,117)
Advances from related party	-	-	431,798
Payments on due to related party	-	(72,267)	(177,298)
Proceeds from sale of common stock, net of offering cost	49,982	550,000	2,393,825
Cash provided by financing activities	45,357	477,733	2,648,325

Net increase (decrease) in cash	(512)	377,543	3,998
Effect of foreign currency translation adjustment	-	-	408

Cash, beginning of period	4,918	3,453	-

Cash, end of period	$4,406	$380,996	$4,406

Supplemental disclosure of cash flow information:
Interest paid	$846	$-	$2,141
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$-	$46,513	$275,013
Shares issued for website costs	$-	$-	$99,000

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

On December 31, 2007, a Reorganization Agreement was entered into by and between Game Plan Holdings Canada, a corporation formed under the laws of the country of Canada (“Game Plan Canada”), and Game Plan Holdings, Inc. (“Game Plan USA”). The agreement reorganized the capital structure of Game Plan Canada and Game Plan USA by exchanging all of Game Plan Canada Shares totaling 11,070,000 shares on a one-for-one basis with Game Plan USA shares held by existing shareholders of the Company.  Consequently, there were no new shares issued related to the 11,070,000 shares exchanged by Game Plan USA to Game Plan Canada.  Under the Reorganization Agreement, Game Plan USA also agreed to the cancelation of 8,032,000 and 418,000 shares (total of 8,450,000 shares) of its common stock, as well as, transfer 2,148,000 shares of common stock of Game Plan USA held by certain shareholders to the Company’s President, Charles Hazzard.  Upon completion of the Game Plan USA Reorganization and the exchange of the shares, all of the shares of Game Plan Canada were canceled and all the assets held by Game Plan Canada were assigned to Game Plan USA.  Prior to the Reorganization Agreement, Game Plan USA developed the social networking website, www.Hazzsports.com which was principally funded by Game Plan Canada through capital it had raised.  Since both Game Plan USA and Game Plan Canada were co-dependent upon each other both financially and intellectually prior to the Reorganization Agreement, the Company has accounted for this transaction as a recapitalization of both companies under a pooling of interest whereby the history of both companies have been integrated.

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

As part of the FTC litigation, 14,703,579 shares of the Company’s common stock held by Mr. Bachman and a family member were frozen. On February 25, 2014, subsequent to these financial statements, the Court entered an order modifying the asset freeze in such a way that allows Mr. Bachman and that certain family member to sell the 14,703,579 shares for no less than $159,733. The sale must be completed within a 120-day period following the entry of the February 25, 2014 order. The Bachman shares may be sold either to the Company or to an independent investor. The Company is permitted to use or contribute the $59,733 currently frozen in its bank account. The Company will have no claim to the proceeds of any sale. Once Mr. Bachman’s shares are sold, the FTC and its receiver will release any claims they may have in relation to the 14,203,579 shares. Additionally, the FTC and the receiver will release the Company from any claims related to certain investments made by Mr. Bachman and the transactions giving rise to Mr. Bachman’s or a family member’s ownership of the 14,703,579 shares.

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

The reserve for obsolescence for the three months ended March 31, 2014 and the year ended December 31, 2013 was $-0-.

Accounts receivable

The Company reports receivables at gross amounts due from customers. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is estimated based upon historical experience. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts of $-0- and $-0- at March 31, 2014 and December 31, 2013, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of March 31, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of March 31, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,108	$2,108	$0	$0
Total	$2,108	$2,108	$0	$0

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,120	$3,120	$0	$0
Total	$3,120	$3,120	$0	$0

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, restricted cash, accounts receivable, and marketable debt securities. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments.

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

Other Comprehensive Income (Loss)

Marketable securities held by Morgan Stanley Wealth Management (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through December 1, 2013 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements the Company has not established a source of revenue sufficient for sustainability and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of 4,033,229 for the period from inception (March 25, 1999) to March 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  RESTRICTED CASH

Around December 9, 2013, as a result of the FTC litigation involving the Company’s former officer and director, Andrew Bachman, the Company’s bank accounts were frozen. On December 19, 2013, the Court presiding over the litigation ordered $114,039 unfrozen and released to the Company at a separate banking institution. Despite being unfrozen by the Court’s order, the bank needed time to process the court order and transfer the $114,039 to the Company’s new banking institution. As a result, the Company did not have access to the $114,039 until approximately January 6, 2014. The remaining $59,733 was not released and the Company will not recover this money.  As a result of these events, the Company has classified $173,772 and $59,733 as restricted cash as of December 31, 2013 and March 31, 2014, respectively. As previously disclosed in the Company’s 2013 10K (Note 1, pg. 29, as well as Note 17, pg. 45), the Company is permitted to use the $59,733 as part of an effort to repurchase Mr. Bachman’s shares or contribute it to another investor’s acquisition.  As of the date of this report, the Company may use this $59,733 as part of the repurchase of Mr. Bachman’s shares, and the Company will not receive this $59,733 back in the form of cash.

NOTE 5.  MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities were held by Canaccord  Genuity Wealth Management and Morgan Stanley Wealth Management (the holding companies) for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

During the year ended December 31, 2013, the Company sold its entire position in an investment held by Canaccord Genuity Wealth Management for $100.  Another position was written off as worthless.  The proceeds from the sale were used to partially offset annual brokerage charges.  The balance of brokerage charges due were written off by the broker.

The following is a summary of available-for-sale marketable securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$1,315	$793	$--	$2,108
Total	$1,315	$793	$--	$2,108

	December 31, 2013
	Cost	Realized Gain	Realized (Losses)	Market or Fair Value

Equity securities	$1,315	$2,108	$--	$3,120
Total	$1,315	$2,108	$--	$3,120

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2014 and March 31, 2013:

	March 31, 2014
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	(Loss)	Short Term	Long Term	Income (Loss)

Equity Securities	$(1,012)	$--	$--	$(1,012)
Total	$(1,012)	$--	$--	$(1,012)

	March 31, 2013
	Unrealized	Unrealized (Losses)	Unrealized (Losses)	Other Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$7,007	$--	$--	$7,007
Total	$7,007	$--	$--	$7,007

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

NOTE 6.  INVENTORY

	March 31, 2014	December 31, 2013
Finished goods	$212,240	$211,708
Raw material	98,446	119,233
Total inventory	$310,686	$330,941

NOTE 7.  PROPERTY AND EQUIPMENT

	March 31, 2014	December 31, 2013
Computers/technology	$34,173	$34,173
Furniture and equipment	20,640	20,640
Software	449	449
Accumulated depreciation	(19,012)	(16,830)
	$36,251	$38,433

Depreciation expense was $2,182 and 586 for the three months ended March 31, 2014 and 2013.

NOTE 8.  WEBSITE

On October 1, 2013, the Company began operating a new website that was designed to market and sell its products through its new business plan.  The website, though operating, continued to incur development costs as it was considered to be in its beta testing phase.  Through December 31, 2013 management incurred $219,529 in costs to develop the site.

The following is a summary of the www.Gameplan.com website at:

	March 31, 2014	December 31, 2013
Website	$219,529	$219,529
Accumulated amortization	(95,230)	(47,615)
Website, net	$124,299	$171,914

Amortization expense was $47,615 and $18,781 for the three months ended March 31, 2014 and 2013.

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

NOTE 10.  RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, the Company has stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

Prior to his resignation as of March 1, 2013, the Company incurred salaries payable to its former Chief Operating Officer, Charles Hazzard in the amount of $6,000.

During the year ended December 31, 2013, the Company’s former Chief Financial Officer has paid expenses totaling $4,500 on behalf of the Company. The advance is unsecured, bears no interest, and is due on demand.

During the year ended December 31, 2013, the Company’s former Chief Executive Officer and controlling shareholder, Andrew Bachman, loaned the Company $250,000, net, which is owed to him as of March 31, 2014 and December 31, 2013. This advance is unsecured, bears no interest, and is due on demand. In addition, prior to his resignation as of February 11, 2014, the Company incurred salaries payable to Mr. Bachman in the amount of $181,410, in which $158,333 was incurred during the year ended December 31, 2013 and $23,077 was incurred during the three months ended March 31, 2014 prior to his resignation.

During the three months ended March 31, 2014, the Company’s secretary and chief financial officer and his brother deferred payment of their salary pending either the raising of additional funds or improvement of the Company’s operating cash flow. As of March 31, 2014, the Company owed the two a total of $30,000.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11.  NOTES PAYABLE

The notes payable as of March 31, 2014 were fully repaid.  Notes payable as of December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013

Notes payable, unsecured, due in monthly payments of principal and interest $2,780, interest at10% per annum, matures February 10, 2014.	$--	$2,758

Note payable, unsecured, due in monthly payments of principal and interest $478, interest at 11.5% per annum, matures April 17 2014	$--	1,867

Total	$--	$4,625

Interest expense for the three months ended March 31, 2014 and 2013 was $846 and $-0- for the year ended December 31, 2013.

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

The Company has a stock repurchase liability net of the unamortized discount of $116,000 and $107,500 as of March 31, 2014 and December 31, 2013 respectively, and recorded a total interest expense of $8,500 related to the stock repurchase liability for the period three months ended March 31, 2014.

NOTE 13.  STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2014 and December 31, 2013:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 35,148,456 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

On or around February 19, 2014, the Company received $50,000 from an accredited investor for the purchase of 416,667 shares of common stock at a price of $0.12 per share, which has been recorded as stock payable as of March 31, 2014.

NOTE 14.  STOCK OPTIONS

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

During fiscal year 2013, terms of non-qualified stock options held by certain optionees were amended so that they vested immediately.  Upon amendment, 320,000 of a possible 350,000 options of shares were exercised for a total of $80,000.

The Company did not grant any options during the three months ended March 31, 2014. No options were exercised during that period.

The Company’s stock option activity for the three months ended March 31, 2014 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	530,000	$ 0.39	4.25
Granted	--	--	--
Exercised	--	--	--
Expired / cancelled	500,000	$0.40	4.00
Balance, March 31, 2014	30,000	$ 0.25	3.96

Warrants

On September 22, 2011, the Company issued 300,000 warrants for services valued at $53,160.  Each warrant is convertible into one share of common stock at an exercise price of $0.45.  All warrants are fully vested and are exercisable at any time up to and including January 1, 2015. The fair value of these warrants was estimated at the grant date using Black-Scholes Option Pricing Model with current value of the stock at $0.37; dividend yield of 0%; risk-free interest rate of 0.34% (3 year Treasury note rate at the issue date); volatility rate of 78.94%; and expiration date of 3.25 years. As of September 30, 2013, no warrants have been exercised.

During fiscal year 2013, the Company granted 6,000,000 warrants in conjunction with the sales of the equity units.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share for a period of three years from the date of issuance. 2,870,000 warrants were exercised during fiscal year 2013.

During the three months ended March 31, 2014, no warrants were exercised, granted, or cancelled.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	3,430,000	$ 0.27	2.04
Granted	--	--	--
Exercised	--	--	--
Expired / cancelled	--	--	--
Balance, March 31, 2014	3,430,000	$ 0.27	1.80

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

The Company leased warehouse space in New Jersey that commenced on April 11, 2013 that commenced on June 1, 2013 and runs through May 31, 2016. The lease contains an option for an additional three year term. Payment terms include a base rent of $1,813 per month plus other costs of maintaining the property. The initial cash outlay for the lease included a security deposit and a prepayment of July rent.

Rent expense for the years three months ended March 31, 2014 and 2013 were $25,533 and $6,000 respectively.

Upon commencement, the aggregate minimum annual lease payments under the new operating leases, including amounts characterized as deemed landlord financing payments are as follows:

	Monthly Basic Rent	Annual Basic Rent
2014	7,299	87,582
2015	7,299	87,582
2016	7,299	74,891
2017	7,299	43,884
		293,939

NOTE 16.  SUBSEQUENT EVENTS

New Officers and Directors

On May 1, 2014, Mr. Alexander Karsos accepted appointment as the Company’s Chief Financial Officer and Secretary. Mr. Karsos’ employment agreement with the Company that sets out compensation terms is incorporated by reference that was previously filed in the Company’s 10K as Exhibit 10.4.

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

Gatehouse Consulting Agreement Termination

The Company and Gatehouse have ended their relationship and the Consulting Agreement is set to terminate on July 13, 2014, which is prior to the Agreement’s stated termination date. Appropriate written notice of the termination has been provided consistent with the Consulting Agreement’s terms.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, include forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Organizational History

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

During fiscal year 2013, the Company transitioned its business from social networking websites to entry into and competition within the nutritional supplements industry. The Company is now exclusively focused on the marketing and sale of its Game Plan line of nutritional supplements, many of which are specifically designed to be NSF certified to ensure that they do not include banned substances for professional athletes.

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

Distribution and Plan of Operations

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

The Company continues to focus upon developing and refining its system for recruiting fitness professionals capable of promoting and selling Game Plan nutritional supplements. The Company also wants drawn attention to the brand by forming relationships with well-known athletes and celebrities that can promote Game Plan through social media outlets. Additionally, the Company continues to seek strategic partners including, fitness centers, gyms, health clinics, sports teams, and other individuals and entities with access to large pools of fitness professionals or fitness-conscious clientele.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Results of Operations for the Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

In the three months ended March 31, 2014, the Company had sales in the amount of $41,755. The cost of those sales totaled $17,642. For the three months ended September 30, 2013, the Company had gross profits of $24,113. The Company did not have any sales in the three months ended March 31, 2013.

We incurred operating expenses in the amount of $284,269 for the three months ended March 31, 2014, as compared to $125,985 for the three months ended March 31, 2013 (an increase of $158,285).  The increase can be attributed to wages and payroll expenses and a large increase in general and administrative expenses.

These operating expenses for the three months ended September 30, 2013 consisted of general and administrative expenses in the amount of $130,241 (2013: $29,599), computer and website expenses in the amount of $9,590 (2013: $1,441), stock-based compensation in the amount of $0 (2013: $15,712), professional fees in the amount of $36,664 (2012: $73,233) and wages and payroll expenses in the amount of $107,774 (2013: $6,000).

Our net loss for the three months ended March 31, 2014 was $269,477 as compared to our net loss of $125,700 for the three months ended March 31, 2013.

The weighted average number of shares outstanding was $35,148,456 and $24,468,889 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014, we had cash in the amount of $4,406, as compared to $4,918 as of December 31, 2013. We had restricted cash in the amount of $59,743 for the three months ended March 31, 2014. As of December 31, 2013, we had $173,772 in restricted cash.  As of March 31, 2014, we had working deficient of $434,887, as compared to working deficit of $156,678 as of December 31, 2013.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report for the year ended December 31, 2013 that they have substantial doubt the Company will be able to continue as a going concern. The Company believes that its present operating capital position is sufficient to finance our operations for at least the next 12 months. This conclusion is based upon our historical cash needs and while we anticipate that our cash needs will increase in the next 12 months, we believe that our present operating capital will be sufficient to finance our operations. In the event we are unable to generate revenues sufficient to finance our operations then we will eventually be required to seek additional outside capital. In the event we are unable to secure such financing, the Company may cease operations and eventually it may be forced to disband its business operations.

The Company anticipates that further development of the Game Plan online platform, recruitment of additional sales personal, trainers, and spokespeople, and competition in the nutritional supplements industry will increase expenditures each subsequent quarter.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses Found in our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014 and Material Weaknesses found in our Annual Report on Form 10-K for the Year Ended December 31, 2013

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2013 and our Quarterly Report for the quarter ended March 31, 2014, we have taken the following additional steps:

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

3.

A third party bookkeeping service was engaged to help the Company organize and management its financial information on an ongoing basis.

4.

Management brought on a new director who is a certified public accountant and the managing partner at a financial services firm. This director was appointed, in part, so that he could help the Company design better internal controls and remediate existing weaknesses.

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended March 31, 2014, the Company looked at document management, limiting those individuals capable of signing or making payments on behalf of the company, communication within the organization on matters that impact financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a named party to any legal proceedings. However, certain Company funds and stock are involved in Andrew Bachman’s litigation with the FTC. As a result of the litigation, 14,703,579 shares of the Company’s common stock owned by Andrew Bachman and a family member were frozen and unable to be sold. A court-appointed receiver for the FTC asserted claims to these shares, as it was alleged that they were acquired with monies Mr. Bachman earned while he worked at Tatto, Inc.  Additionally, when the lawsuit was filed in December 2013, the Company’s bank accounts and credit cards were frozen on account of Mr. Bachman’s connection with, control over, and investments in the Company. By a Court order dated December 19, 2013, all of the Company’s cash, except for approximately $59,743, was released from the asset freeze. As March 31, 2014, $59,743 remained frozen.

Please review the Subsequent Events section of this Form 10-Q for the most recent information on the FTC litigation and its impact on the Company.

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

The Company and Gatehouse have ended their relationship and the Consulting Agreement is set to terminate on July 13, 2014, which is prior to its stated termination date. Appropriate prior written notice of the termination has been provided consistent with the Consulting Agreement’s terms.

Item 6.  Exhibits.

Number	Exhibit

10.1	Gatehouse Consulting Agreement dated March 10, 2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: July 10, 2014	By: /s/ Jamie Dingman
Chief Executive Officer