Form 10-Q
period 2014-06-30
Game Plan Holdings, Inc.
filed 2014-08-19
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

GAME PLAN HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	001-34359	20-0209899
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

112 Water Street, Suite 500, Boston, MA 02109

(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (617) 512-4453

_____________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Class of Stock	No. Shares Outstanding	Date
Common Stock	37,116,184	August 18, 2014

i

		PAGE
PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	2

	Statements of Operations for the three and six month periods ended June 30, 2014 and 2013 and the period from inception (March 25, 1999) through June 30, 2014 (unaudited)	3

	Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013 and the period from inception (March 25, 1999) through June 30, 2014 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures - Not Applicable	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.

(a Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$41,428	$4,918
Restricted Cash	59,749	173,772
Marketable securities	1,185	3,120
Accounts receivable	7,137	7,824
Inventory	280,775	330,941
Prepaids	37,879	21,031
Total current assets	428,153	541,606

Property and equipment, net	38,850	38,433

Intangible assets
Intellectual property	46,513	46,513
Websites, net	89,250	171,914
	135,763	218,427
Other assets
Security deposit	36,887	36,887

Total assets	$639,653	$835,353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued liabilities	$273,555	$244,826
Accounts payable and accrued liabilities - related parties	319,299	194,333
Notes payable	20,604	4,625
Stock repurchase liability	124,500	-
Due to related parties	254,500	254,500
Total current liabilities	992,458	698,284

Stock repurchase liability	-	107,500
Total long term liability	-	107,500
Total liabilities	992,458	805,784

Stockholders' equity (deficit)
Common stock, authorized
100,000,000 shares, par value $0.001, 37,116,184 and 35,148,456 issued and outstanding at June 30, 2014 and March 31, 2014, respectively.	37,116	35,148
Additional paid-in capital	3,767,011	3,565,859
Common stock payable	249,608	188,800
Accumulated other comprehensive loss	1,580	3,514
Deficit accumulated during the development stage	(4,408,120)	(3,763,752)
Total stockholders' equity (deficit)	(352,805)	29,569

Total liabilities and stockholders' equity (deficit)	$ 639,653	$835,353

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					From inception
					(March 25, 1999)
	Three Months Ended	Three Months Ended	Six Months Ended	Six months Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Sales	$53,861	$-	$95,616	$-	$138,261
Cost of goods sold	26,095	-	43,737	-	63,276
Gross profit	27,766	-	51,879	-	74,985

Operating expenses:
General and administrative	163,619	77,264	293,860	106,731	1,498,750
Computer and website expenses	5,382	44,767	14,972	82,208	305,142
Impairment of website	-	118,700	-	118,700	136,240
Stock-based compensation	1,125	40,601	1,125	56,313	647,107
Professional fees	93,498	42,954	130,162	80,187	753,701
Wages and payroll expenses	130,359	144,579	238,133	150,708	1,168,710

Total operating expenses	393,983	468,865	678,252	594,847	4,509,650

Other income (expense):
Other income	-	-	-	-	703
Gain on sale of marketable securities	-	-	-	-	61,819
Loss on impairment of marketable securities	-	-	-	-	(36,820)
Interest income	43	-	69	285	28,832
Foreign currency transaction loss	-	-	-	-	(5)
Interest expense	(8,717)	(16)	(18,064)	(16)	(27,984)

Total other income (expense)	(8,674)	(16)	(17,995)	269	26,545

Net loss	$(374,891)	$(468,881)	$(644,368)	$(594,578)	$(4,408,120)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	-	-	-	-	1,558
Unrealized gain (loss) on marketable securities	(923)	(4,989)	(1,935)	2,019	22

Other comprehensive (loss) income	(923)	(4,989)	(1,935)	2,019	1,580

Comprehensive loss	$(375,814)	$(473,870)	$(646,303)	$(592,559)	$(4,406,540)

Basic loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic	35,980,009	32,050,000	35,605,584	28,280,387

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			From inception
			(March 25, 1999)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2014	2013	2014
Operating activities
Net loss	$(644,368)	$(594,578)	$(4,408,120)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	87,147	19,952	278,351
Gain on sale of marketable securities	-	-	(61,819)
Impairment of marketable securities	-	-	36,820
Impairment of website	-	118,700	136,240
Stock-based compensation	1,125	56,313	1,036,048
Accrued interest expense related to stock repurchase liability	17,000	-	25,500
Changes in operating assets and liabilities
(Increase) decrease in receivables	687	(638)	(7,137)
(Increase) decrease in prepaids	(16,848)	(107,013)	65,767
Decrease in inventory	50,166	-	(280,775)
Decrease in related party receivable	-	-	2,450
Increase in other receivable	-	-	(5,800)
Decrease in security deposit	-	-	(34,587)
Increase in accounts payable and accrued liabilities	28,730	86,731	28,730
Increase in accounts payable and accrued liabilities - related parties	124,966	-	600,258

Net cash used in operating activities	(351,395)	(420,533)	(2,588,074)

Investing activities
Decrease (increase) in restricted cash	114,023	-	(59,749)
Change in other investments	-	-	(2,450)
Purchases of marketable securities	-	-	(197,140)
Sales of marketable securities	-	-	221,874
Purchase of intangible assets	-	-	(34,500)
Investment in development of new website	-	-	(120,529)
Purchase of fixed assets	(4,900)	(3,085)	(60,162)

Net cash provided by (used in) investing activities	109,123	(3,085)	(252,656)

Financing activities
Proceeds from notes payable	26,238	24,012	54,355
Payments on notes payable	(10,259)	(5,560)	(33,751)
Advances from related party	-	49,500	431,799
Payments on due to related party	-	(113,798)	(177,298)
Proceeds from sale of common stock	262,803	550,000	2,606,645

Cash provided by financing activities	278,782	504,154	2,881,750

Net increase in cash	36,510	80,536	41,020
Effect of foreign currency translation adjustment	-	-	408
Cash, beginning of period	4,918	3,453	-

Cash, end of period	$41,428	$83,989	$41,428

Supplemental disclosure of cash flow information:
Interest paid	$1,063	$-	$2,358
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$-	$-	$35,883
Shares issued for prepaid legal fees	$-	$-	$7,824
Shares issued for prepaid consulting fees	$-	$-	$92,322
Shares issued for intangible asset	$-	$46,513	$275,013

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

As part of the FTC litigation, 14,703,579 shares of the Company’s common stock held by Mr. Bachman and a family member were frozen. On February 25, 2014, the Court entered an order modifying the asset freeze in such a way that allowed Mr. Bachman and that certain family member to sell the 14,703,579 shares for no less than $159,733. The Bachman shares had to be sold either to the Company or to an independent investor. The Company will have no claim to the proceeds of any sale. Once Mr. Bachman’s shares are sold, the FTC and its receiver will release any claims they may have in relation to the 14,203,579 shares. Additionally, the FTC and the receiver will release the Company from any claims related to certain investments made by Mr. Bachman and the transactions giving rise to Mr. Bachman’s or a family member’s ownership of the 14,703,579 shares. As of this filing, the Company was informed that Andrew Bachman’s father is acquiring the frozen shares. The Company agreed to contribute the previously frozen $59,733 to Andrew Bachman’s father’s acquisition of the frozen shares.

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

The Company is focused upon its competition within the nutritional supplements industry with the Game Plan line of nutritional supplements, some of which are specially formulated to be NSF Certified to ensure they do not included banned substances for athletes. The Company developed an online platform through which fitness professionals, coaches, and other individuals can sell nutritional supplements and earn commissions on the sale. The Company’s platform is live at gameplan.com.

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

The reserve for obsolescence for the three months ended June 30, 2014 and the year ended December 31, 2013 was $-0-.

Accounts receivable

The Company reports receivables at gross amounts due from customers. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is estimated based upon historical experience. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts of $-0- and $-0- at June 30, 2014 and December 31, 2013, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of June 30, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of March 31, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	06/30/14	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,185	$1,185	$0	$0
Total	$1,185	$1,185	$0	$0

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,120	$3,120	$0	$0
Total	$3,120	$3,120	$0	$0

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through June 30, 2014 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements the Company has not established a source of revenue sufficient for sustainability and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  As shown on the accompanying financial statements, the Company has incurred a net loss of 4,408,120 for the period from inception (March 25, 1999) to June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  RESTRICTED CASH

Around December 9, 2013, as a result of the FTC litigation involving the Company’s former officer and director, Andrew Bachman, the Company’s bank accounts were frozen. On December 19, 2013, the Court presiding over the litigation ordered $114,039 unfrozen and released to the Company at a separate banking institution. Despite being unfrozen by the Court’s order, the bank needed time to process the court order and transfer the $114,039 to the Company’s new banking institution. As a result, the Company did not have access to the $114,039 until approximately January 6, 2014. The remaining $59,733 was not released and the Company will not recover this money.  As a result of these events, the Company has classified $173,772 and $59,733 as restricted cash as of December 31, 2013 and June 30, 2014, respectively. As previously disclosed in the Company’s 2013 10K (Note 1, pg. 29, as well as Note 17, pg. 45), the Company is permitted to use the $59,733 as part of an effort to repurchase Mr. Bachman’s shares or contribute it to another investor’s acquisition. As of the date of this report, the Company may use this $59,733 as part of the repurchase of Mr. Bachman’s shares, and the Company will not receive this $59,733 back in the form of cash.

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

The following is a summary of available-for-sale marketable securities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$1,315	$--	$(130)	$1,185
Total	$1,315	$--	$(130)	$1,185

	December 31, 2013
	Cost	Realized Gain	Realized (Losses)	Market or Fair Value

Equity securities	$1,315	$2,108	$--	$3,120
Total	$1,315	$2,108	$--	$3,120

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of June 30, 2014 and June 30, 2013:

	June 30, 2014
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	(Loss)	Short Term	Long Term	Income (Loss)

Equity Securities	$(923)	$--	$--	$(923)
Total	$(923)	$--	$--	$(923)

	June 30, 2013
	Unrealized	Unrealized (Losses)	Unrealized (Losses)	Other Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$1	$--	$(4,990)	$(4,989)
Total	$1	$--	$(4,990)	$(4,989)

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

NOTE 6.  INVENTORY

	June 30, 2014	December 31, 2013
Finished goods	$216,413	$211,708
Raw material	64,362	119,233
Total inventory	$280,775	$330,941

NOTE 7.  PROPERTY AND EQUIPMENT

	June 30, 2014	December 31, 2013
Computers/technology	$34,173	$34,173
Equipment and furniture	25,540	20,640
Software	449	449
Accumulated depreciation	(21,312)	(16,829)
	$38,850	$38,433

Depreciation expense was $4,482 and $1,171 for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense was $2,241 and $586 for the three months ended June 30, 2014 and 2013, respectively.

NOTE 8.  WEBSITE

On October 1, 2013, the Company began operating a new website that was designed to market and sell its products through its new business plan.  The website, though operating, continued to incur development costs as it was considered to be in its beta testing phase.  Through December 31, 2013 management incurred $219,529 in costs to develop the site.

The following is a summary of the www.Gameplan.com website at:

	June 30, 2014	December 31, 2013
Website	$219,529	$219,529
Accumulated amortization	(130,280)	(47,615)
Website, net	$89,249	$171,914

Amortization expense was $82,665 and $18,781 for the six months ended June 30, 2014 and 2013, respectively. Amortization expense was $35,050 and $-0- for the three months ended June 30, 2014 and 2013, respectively.

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

NOTE 10.  RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, the Company has stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

Prior to his resignation as of March 1, 2013, the Company incurred salaries payable to its former Chief Operating Officer, Charles Hazzard in the amount of $6,000.

During the year ended December 31, 2013, the Company’s former Chief Financial Officer has paid expenses totaling $4,500 on behalf of the Company. The advance is unsecured, bears no interest, and is due on demand.

During the year ended December 31, 2013, the Company’s former Chief Executive Officer and controlling shareholder, Andrew Bachman, loaned the Company $250,000, net, which is owed to him as of June 30, 2014 and December 31, 2013.    This advance is unsecured, bears no interest, and is due on demand. In addition, prior to his resignation as of February 11, 2014, the Company incurred salaries payable to Mr. Bachman in the amount of $181,410, of which $158,333 was incurred during the year ended December 31, 2013 and $23,077 was incurred during the three months ended March 31, 2014 prior to his resignation.

During the three months ended June 30, 2014, the Company’s secretary and chief financial officer and his brother deferred payment of their salary pending either the raising of additional funds or improvement of the Company’s operating cash flow.  As of June 30, 2014, the Company owed the two a total of $60,000.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11.  NOTES PAYABLE

The notes payable as of June 30, 2014 are as follows:

June 30, 2014

Notes payable, unsecured, due in monthly payments of principal and interest $713.81, interest at 5% per annum, matures March 1, 2015.	$6,228

Note payable, unsecured, due in monthly payments of principal and interest $2,925, interest at 4% per annum, matures December 10, 2014	$14,376

Total	$20,604

Interest expense for the three and six months ended June 30, 2014 was $1,064.

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

The Company has a stock repurchase liability net of the unamortized discount of $124,500 and $107,500 as of June 30, 2014 and December 31, 2013 respectively and recorded a total interest expense of $17,000 related to the stock repurchase liability for the six months ended June 30, 2014.

NOTE 13.  STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2014 and December 31, 2013:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 37,116,184 and 35,148,456 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

On or around February 19, 2014, the Company received $50,000 from an accredited investor for the purchase of 416,667 shares of common stock at a price of $0.12 per share, which has been recorded as stock payable as of June 30, 2014.

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

On April 22, 2014, the Company agreed to sell a total of 262,728 shares of its common stock to four separate accredited investors in separate transactions. The Company received a total of $27,900 as result of the sales. The sales were accomplished at per share prices ranging from $0.10 to $0.11.

During the six months ended June 30, 2014, the Company issued a total of 70,000 shares of common stock to stockholders who previously invested to the Company. The Company did not receive cash consideration in exchange for these shares. The Company issued these shares in an effort to resolve certain matters outstanding between the parties related to prior investments made by those stockholders.

During the six months ended June 30, 2014, the Company issued 20,000 shares of common stock to settle stock payable recorded as of December 31, 2013. The 20,000 shares were valued at $13,800 in the prior year.

On or around May 23, 2014, the Company entered into an Endorsement Agreement. The individual is entitled to the following equity compensation: 7,500 shares of common stock granted upon execution of the Agreement; 12,500 shares of common stock granted on the first anniversary of the Agreement with an option to purchase 5,000 shares of common stock granted on the first anniversary, and an option to purchase 10,000 shares of the Company’s common stock with an exercise price equal to the closing bid price on the effective date of the Agreement. To date, the Company’s Board of Directors has not approved the granting of the option. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company has recorded $1,125 to the 7,500 shares of common stock that shall be issued upon execution of the Agreement as of June 30, 2014.

On June 5, 2014, the Company agreed to sell a total of 166,665 shares of its common stock to three separate accredited investors in separate transactions. The Company received a total of $20,000 as result of the sales with an additional $5,000 to be paid in July. The sales were accomplished at per share price $0.15. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company recorded $20,000 to stock payable as of June 30, 2014.

On April 14, 2014, the Company agreed to sell a total of 31,818 shares of its common stock to one accredited investor. The Company received a total of $3,500 as result of the sales with an additional $5,000 to be paid in July. The sale was accomplished at per share price $0.11. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company recorded $3,500 to stock payable as of June 30, 2014.

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

On December 4, 2013, the Company granted 500,000 stock options to a consultant under the 2013 Stock Option Plan at $0.40 per option for a term of 3 years.  The Option shall vest in six equal parts at the end of each fiscal quarter beginning on December 31, 2013, and with the final portion of the option vesting on March 31, 2015. The total fair value of these options at the date of grant was estimated at $219,550 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 1.75%, a dividend yield of 0%, and an expected volatility of 120.71%.  As of December 31, 2013, $36,592 was recorded as a stock-based compensation expense for the portion vested as of December 31, 2013.

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

On April 25, 2014, the Company granted 500,000 stock options to a consultant under the 2013 Stock Option Plan at $0.25 per option for a term of 3 years. The option shall vest in two equal parts beginning March 10, 2015, and with the final portion of the option vesting on March 10, 2016.

However, as stated below under Note 16, Subsequent Events (Cancellation of Options), these options were cancelled by the Company on June 13, 2014, effective July 13, 2014.

The Company granted and cancelled 500,000 options during the six months ended June 30, 2014. No options were exercised during that period.

The Company’s stock option activity for the six months ended June 30, 2014 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	530,000	$ 0.39	4.25
Granted	500,000	0.25	3.00
Exercised	--	--	--
Expired / Cancelled	(1,000,000)	$0.33	3.50
Balance, June 30, 2014	30,000	$ 0.25	3.96

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

During the three months ended June 30, 2014, no warrants were exercised, granted, or cancelled.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	3,430,000	$ 0.27	2.04
Granted	--	--	--
Exercised	--	--	--
Expired / cancelled	--	--	--
Balance, June 30, 2014	3,430,000	$ 0.27	1.80

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

Rent expense for the six months ended June 30, 2014 and 2013 were $50,918 and $8,473 respectively.

Upon commencement, the aggregate minimum annual lease payments under the new operating leases, including amounts characterized as deemed landlord financing payments are as follows:

	Monthly Basic Rent	Annual Basic Rent
2014	7,299	43,794
2015	7,299	87,588
2016	7,299	74,891
2017	5,486	43,884
2018	--	--
		250,157

NOTE 16.  SUBSEQUENT EVENTS

Officer and Director Option Grants

On June 3, 2014 Jamie Dingman, President, CEO, and Chairman executed Employment Agreement granting 2,500,000 options for a term of 3 years. The option shall vest 25% shares (625,000) and become exercisable at the date of formal grant. Another 25% of shares (625,000) shall vest and become exercisable on December 31, 2014. The remaining shares (1,250,000) shall vest and become exercisable in equal monthly installments over the next 28 months.  The total fair value of these options at the date of grant, July 18, 2014, was estimated at $424,738 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 0.97% a dividend yield of 0%, and an expected volatility of 155.85%.

On April 29, 2014 Brett Maloley was formally appointed to CSO and director and accepted the appointment in writing on May 5, 2014. Mr. Maloley will receive 2,000,000 options. The option shall vest 25% shares (500,000) and become exercisable at the date of formal grant. Another 25% of shares (500,000) shall vest and become exercisable on December 31, 2014. The remaining shares (1,000,000) shall vest and become exercisable in equal monthly installments over the next 12 months.  The total fair value of these options at the date of grant, July 18, 2014, was estimated at $292,162 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 1.67 years, a risk free interest rate of .51%, a dividend yield of 0%, and an expected volatility of 155.85%.

On April 29, 2014 Zach Allia was formally appointed to CTO and director and accepted the appointment in writing on May 5, 2014. Mr. Allia received 2,500,000 options at $0.15 per option for a term of 3 years. The option shall vest 25% shares (625,000) and become exercisable at the date of formal grant. Another 25% of shares (625,000) shall vest and become exercisable on December 31, 2014. The remaining shares (1,250,000) shall vest and become exercisable in equal monthly installments over the next 28 months.  The total fair value of these options at the date of grant, July 18, 2014, was estimated at $424,738 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 0.97%, a dividend yield of 0%, and an expected volatility of 155.85%.

On April 24, 2014 Tom Sullivan was formally appointed to VP of Sales - Teams Division. Mr. Sullivan received two pools of options both at 250,000 options per pool for a total of 500,000 stock options. The first pool of options is time based for a term of 3 years. Under the time based option, 20% (500,000) of the option shall vest and become exercisable at the date of formal grant. Another 20% of shares (50,000) shall vest and become exercisable on January 1, 2015. The remaining shares (150,000) shall vest and become exercisable in equal monthly installments over the next 12 months. The second pool of options is performance based. Under the performance based option, the option will vest when performance based measures are met over a term of 5 years. The total fair value of these options at the date of grant, July 18, 2014, was estimated at $89,044 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 & 5 years, a risk free interest rate of 0.97%, a dividend yield of 0%, and an expected volatility of 155.85%.

The exercise price for the stock options specified in the four employment agreements aforementioned was unknown at the date of the employment agreement and these stock options were not formally granted as of June 30, 2014. These stock options were formally granted on July 18, 2014 when the board approved the exercise price at $0.15 per option. Accordingly, no stock-based compensation expense was recorded as of June 30, 2014.

Gatehouse Consulting Agreement Termination

The Company and Gatehouse have ended their relationship and the Consulting Agreement is set to terminate on July 13, 2014, which is prior to the Agreement’s stated termination date. Appropriate written notice of the termination has been provided consistent with the Consulting Agreement’s terms.

Miscellaneous

On July 11, 2014, the Company filed a short form registration statement on Form 8-A. After the filing of the 8-A, which went effective on July 11, 2014, the Company is now subject to the reporting requirements of the Securities Exchange Act of 1934.

Subsequent to June 30, 2014, the Company was informed that its former officer, director, and controlling stockholder, Andrew Bachman, sold his 12,203,579 shares to his father, Dr. Donald Bachman, with the approval of the FTC and its court-appointed receiver. Dr. Bachman acquired these shares for $159,743, of which $100,000 constituted personal funds and $59,743 was contributed by the Company. The shares have not yet been transferred to Dr. Bachman on the Company’s books. Once the transfer is complete, Dr. Bachman will be the record owner of approximately 39.8% of the Company’s issued and outstanding shares.

Mr. Allia resigned as CTO and director on July 28 and his unvested portion of the option pool, 1,875,000 is deemed cancelled due to resignation. The vested portion, 625,000 has an exercise price of $0.15 and Mr. Allia has 2 months to exercise these options.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the “Risk Factors” as discussed in the “Risk Factor” section in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

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

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all right, title and interest in and to the Sportingblood trademark and certain nutritional supplement product formulations (the “Intellectual Property”). In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood.  After this acquisition, Sportingblood’s principals began working for the Company in February 2013 and started to develop Game Plan’s nutritional supplement business using the acquired Sportingblood product formulations. The IP Agreement and a separate stock transaction between Andrew Bachman, owner of Sportingblood and the Company’s then-CEO and President, and Chuck and Christina Hazzard, resulted in a change in control of the Company. By March 2013, Mr. Bachman was the Chairman, CEO, President, and the Company’s largest shareholder. As of this Annual Report on Form 10-Q, Andrew Bachman is no longer an officer and director of the Company.

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

The Company launched a new version of its website during the three months ended June 30, 2014. This new website is designed to simplify the process by which trainers can send and refer nutritional supplement game plans to their clients. In addition, the Company initiated its curator program during the quarter ended June 30, 2014. The Company partners with influential athletes, models, and tastemakers (the curators) to promote the curators’ individual “Game Plan” (i.e., nutritional supplement regimen) to their social media followers. The Company seeks to build brand recognition and awareness through the curator program.

On May 1, 2014, Mr. Alexander Karsos accepted appointment as the Company’s Chief Financial Officer and Secretary.

Mr. Zach Allia accepted appointment as the Company’s Chief Technology Officer and a member of the Board of Directors on May 5, 2014. The Company and Mr. Allia entered into an Employment Agreement with a two and a half year term. Mr. Allia is entitled to a base salary of $120,000 annually and an option to purchase 2,500,000 shares of the Company’s common stock. The option will vest over three years. The Employment Agreement also provides that Mr. Allia may receive a discretionary bonus to be determined by the Board.

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

Mr. Jamie Dingman became the Company’s Chief Executive Officer and Chairman of the Board of Directors on June 3, 2014. Mr. Dingman and the Company entered into an Executive Employment Agreement dated June 3, 2014. The agreement is for a term of two and a half years. Mr. Dingman is entitled to a base salary of $120,000 annually, which may be deferred by mutual written consent. Additionally, Mr. Dingman will receive an option to purchase 2,500,000 shares of the Company’s common stock. The option will vest over three years. Under his employment agreement, Mr. Dingman is eligible for a discretionary bonus.

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

Distribution and Plan of Operations

The Company developed an online platform through which fitness professionals, youth camp coordinators, team coaches, and others sell Game Plan nutritional supplements and earn commissions thereon. Consumers can also visit the Company’s website directly, gameplan.com, to subscribe for nutritional supplement plans designed by Company. Gameplan.com also allows consumers to build their own plan comprised of nutritional supplements offered by the Company and to subscribe to plans endorsed by celebrities and athletes through the curator program.

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

The Company continues to focus on trainer recruitment through various avenues. For example, the Company intends to create and launch an online advertising campaign to target personal trainers through social media. The Company also seeks to bring attention to the brand by forming relationships with curators, or well-known athletes and celebrities that can promote Game Plan. The Company hopes that these curators’ fans and social media followers will draw new users to the Company’s website and products.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash in the amount of $41,428, as compared to $4,918 at December 31, 2013. Due to the FTC litigation involving a former officer and director, the Company had restricted cash in the amount of $59,749 at the end of the reporting period, as compared to $173,772 at December 31, 2013. The Company had a working deficit of $564,305 as of June 30, 2014. The Company’s working deficit increased when compared to the last fiscal year end. As of December 31, 2013, the Company had a working deficit of $156,678. The increase can be attributed to the increase in accounts payable and accrued liabilities to related parties.

The Company had a net loss of $644,368 for the six months ended June 30, 2014. Much of the Company’s cash needs were funded by proceeds from private placement subscriptions. For the six months ended June 30, 2014, the Company received $278,781 in cash from financing activities, as compared to $504,154 during the same period in 2013.

The Company used net cash of $351,400 in operating activities for the six months ended June 30, 2014. During the same period in 2013, the Company used net cash of $420,533. Considering the Company’s net cash used for operating activities for the six months ended June 30, 2014, the Company had a monthly cash requirement of approximately $58,567. The Company will need additional financing in order to continue with its business plan. There can be no guarantee that financing will be available. Even if available, there can be no assurances that the terms will be acceptable.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of the Company’s business plan in the nutritional supplements space, market acceptance of the Company’s platform, the efficient functioning of the Company’s sales platform, and results of operations. These factors may make the timing, amount, terms, and conditions of additional financing unattractive or unavailable to the Company. If the Company cannot raise enough to fund its business plan, the Company will need to significantly reduce spending, slow, or delay planned activities. These actions would have a material adverse effect on the Company, its operating results, and its prospects.

Results of Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

In the three months ended June 30, 2014, the Company had sales in the amount of $53,861. The costs of those sales totaled $26,095. For the three months ended June 30, 2014, the Company had gross profits of $27,766. The Company did not have any sales in the three months ended June 30, 2013.

The Company incurred operating expenses in the amount of $393,983 for the three months ended June 30, 2014, as compared to $468,865 for the three months ended June 30, 2013 (a decrease of $74,882). The decrease can be attributed to the impairment of website recorded in the three months ended June 30, 2013, decrease in stock-based compensation, and computer and website expenses offset with the increase of general and administrative expenses and professional fees.

These operating expenses for the three months ended June 30, 2014 consisted of general and administrative in the amount of $163,619 (2013: $77,264), computer and website expenses in the amount of $5,382 (2013: $44,767), stock-based compensation in the amount of $1,125 (2013: $40,601), professional fees in the amount of $93,498 (2013: $42,954), and wages and payroll expenses in the amount of $130,359 (2013: $144,579).

Our net loss for the three months ended June 30, 2014 was $374,891, as compared to our net loss of $468,881 for the three months ended June 30, 2013.

The weighted average number of shares outstanding was 35,980,009 and 32,050,000 for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations for the Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

In the six months ended June 30, 2014, the Company had sales in the amount of $95,616. The costs of those sales totaled $43,737. For the six months ended June 30, 2014, the Company had gross profits of $51,879. The Company did not have any sales in the six months ended June 30, 2013.

The Company incurred operating expenses in the amount of $678,252 for the six months ended June 30, 2014, as compared to $594,847 for the six months ended June 30, 2013 (an increase of $83,405). The increase can be attributed a large increase in general and administrative expenses.

These operating expenses for the six months ended June 30, 2014 consisted of general and administrative in the amount of $293,860 (2013: $106,731), computer and website expenses in the amount of $14,972 (2013: $82,208), stock-based compensation in the amount of $1,125 (2013: $56,313), professional fees in the amount of $130,162 (2013: $80,187), and wages and payroll expenses in the amount of $238,133 (2013: $150,708).

Our net loss for the six months ended June 30, 2014 was $644,368, as compared to our net loss of $594,578 for the six months ended June 30, 2013.

The weighted average number of shares outstanding was 35,605,584 and 28,280,387 for the six months ended June 30, 2014 and 2013, respectively.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Remediation of Material Weaknesses and Changes in Internal Control over Financial Reporting

To remediate the material weaknesses identified in our Annual Report filed on Form 10-K for the year ended December 31, 2013 and this Quarterly Report, we have taken the following additional steps or made the following changes:

1.

In connection with the ineffective assessment of the Company’s internal control over financial reporting, management implemented additional controls to improve the effectiveness of the Company’s disclosure controls and procedures.

2.

In connection with the reported inadequate recording and processing of information material to certain aspects of the accounting process, management has reiterated the Company’s current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved.

3.

A third party bookkeeping service was engaged to help the Company organize and manage its financial information on an ongoing basis.

4.

Management is incorporating a more detailed inventory management system to account for all inventory items and raw materials coming in and out of the Company’s possession in a manner that will better allow for more accurate and timely tracking of asset acquisitions and dispositions.

5.

Management is incorporating a third party invoice management and approval system to ensure the Company is accurately processing invoices and tracking obligations, and all payments are approved before sent.

6.

Management is also overseeing the construction of a more detailed sales tracking system.

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended June 30, 2014, the Company reviewed sales tracking, inventory management, and communication within the organization on matters that impact financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a named party to any legal proceedings. However, certain Company funds and stock are involved in Andrew Bachman’s litigation with the FTC. As a result of the litigation, 14,703,579 shares of the Company’s common stock owned by Andrew Bachman and a family member were frozen and unable to be sold. A court-appointed receiver for the FTC asserted claims to these shares, as it was alleged that they were acquired with monies Mr. Bachman earned while he worked at Tatto, Inc.  Additionally, when the lawsuit was filed in December 2013, the Company’s bank accounts and credit cards were frozen on account of Mr. Bachman’s connection with, control over, and investments in the Company. By a Court order dated December 19, 2013, all of the Company’s cash, except for approximately $59,743, was released from the asset freeze. In a letter dated June 23, 2014, the Company agreed to contribute the previously frozen $59,733 to Andrew Bachman’s father’s acquisition of 12,203,579 shares of common stock previously owned by Andrew Bachman.

Please review the Subsequent Events section of this Form 10-Q for the most recent information on the FTC litigation and its impact on the Company.

Item 1a.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

On April 11, 2014, the Company agreed to sell a total of 1,200,000 shares of its common stock to three separate accredited investors in separate transactions. The Company received a total of $120,000 as a result of these three sales. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

On or around April 14, 2014, the Company received $3,500 from one accredited investor pursuant to a subscription for shares of common stock at $0.11 per share. Although not yet issued by the Company, the investor will receive a total of 31,818 shares of common stock for this subscription. The offer and sale of these shares were exempt from registration under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

On April 16, 2014, the Company agreed to sell a total of 415,000 shares of its common stock to two separate accredited investors in separate transactions. The Company received a total of $41,500 as a result of the two sales. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

On April 22, 2014, the Company agreed to sell a total of 262,728 shares of its common stock to four separate accredited investors in separate transactions. The Company received a total of $27,900 as result of the sales. The sales were accomplished at per share prices ranging from $0.10 to $0.11. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

During the year ended December 31, 2013, the Company recorded a stock payable of 20,000 shares fair valued in the amount of $13,800 for compensation owed under a Sponsorship Agreement dated July 14, 2013. The Company’s Board of Directors authorized this issuance during 2013 after the individual in question provided the consideration, but the shares were not issued by the Company until the three months ended June 30, 2014. The offer and sale of these securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

On or around April 29, 2014, the Company issued a total of 70,000 shares of common stock between two stockholders. The Company did not receive cash consideration in exchange for these shares. Although no litigation was initiated or threatened, the Company issued these shares in an effort to resolve certain matters outstanding between the parties. The offers and sales of these shares were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

On May 23, 2014, the Company entered into an Endorsement Agreement with a professional athlete that provided for the following equity compensation: (a) 7,500 shares of common stock upon execution of the Endorsement Agreement; (b) 12,500 stock grant on the first anniversary of the Endorsement Agreement; (c) an option to purchase 5,000 shares of common stock to be granted on the first anniversary of the Endorsement Agreement; and (d) an option to purchase 10,000 shares of the Company’s common stock. The Company did not get cash consideration in this transaction. The Company has not yet issued the shares to this endorser. The offer and sale of these shares was exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

Between June 5 and June 26, 2014, the Company received subscriptions for a total of 166,665 shares of the Company’s common stock from four accredited investors. The Company received $0.15 per share in these subscriptions for a total of $25,000. The Company has not yet issued these shares. The offers and sales of these securities were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information.

Subsequent to June 30, 2014, the Company was informed that its former officer, director, and controlling stockholder, Andrew Bachman, sold his 12,203,579 shares to his father, Dr. Donald Bachman, with the approval of the FTC and its court-appointed receiver. Dr. Bachman acquired these shares for $159,743, of which $100,000 constituted personal funds and $59,743 was contributed by the Company. The shares have not yet been transferred to Dr. Bachman on the Company’s books. Once the transfer is complete, Dr. Bachman will be the record owner of approximately 39.8% of the Company’s issued and outstanding shares.

Item 6.  Exhibits.

Number	Exhibit
10.1	Executive Employment Agreement between James Dingman and Game Plan Holdings, Inc.(1)
10.2	Employment Agreement with Zach Allia and Game Plan Holdings, Inc.(1)
10.3	Employment Agreement with Brett Maloley and Game Plan Holdings, Inc.(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Form 10-K for the year ended 2013 filed on July 10, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAME PLAN HOLDINGS, INC.

Date: August 18, 2014	By:	/s/ Jamie Dingman
Chief Executive Officer