Form 10-Q
period 2014-09-30
Game Plan Holdings, Inc.
filed 2014-11-19
CIK 1456090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

____________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Class of Stock	No. Shares Outstanding	Date
Common Stock	37,116,184	September 30, 2014

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

PART I - FINANCIAL INFORMATION

Game Plan Holdings, Inc.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$9,972	$4,918
Restricted Cash	-	173,772
Marketable securities	1,185	3,120
Accounts receivable	3,232	7,824
Inventory	190,714	330,941
Prepaids	48,308	21,031
Total current assets	253,411	541,606

Property and equipment, net	36,675	38,433

Intangible assets
Intellectual property	46,513	46,513
Websites, net	79,331	171,914
	125,844	218,427
Other assets
Security deposit	36,887	36,887

Total assets	$452,817	$835,353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued liabilities	$204,264	$244,826
Accounts payable and accrued liabilities - related parties	413,183	194,333
Notes payable	9,991	4,625
Stock repurchase liability	133,000	-
Due to related parties	194,767	254,500
Total current liabilities	955,205	698,284

Stock repurchase liability	-	107,500
Total long term liability	-	107,500

Total liabilities	955,205	805,784

Stockholders' equity (deficit)

Common stock, authorized
100,000,000 shares, par value $0.001, 37,116,184 and 35,148,456 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	37,116	35,148
Additional paid-in capital	3,912,396	3,565,859
Common stock payable	359,608	188,800
Accumulated other comprehensive income	1,580	3,514
Accumulated Deficit	(4,813,088)	(3,763,752)

Total stockholders' equity (deficit)	(502,388)	29,569

Total liabilities and stockholders' equity (deficit)	$452,817	$835,353

The accompanying notes are an integral part of these financial statements.

Game Plan Holdings, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Sales	$75,947	$4,908	$171,563	$4,908
Cost of goods sold	28,385	4,279	72,122	4,279
Gross profit	47,562	629	99,441	629

Operating expenses:
General and administrative	150,848	130,902	436,208	237,633
Computer and website expenses	(161)	2,104	14,811	84,312
Impairment of website	-	-	-	118,700
Stock-based compensation	145,385	110,572	146,510	166,885
Professional fees	36,559	57,149	166,721	137,336
Wages and payroll expenses	121,100	107,247	367,733	257,955
Gain on settlement of accounts payable	(10,000)	-	(10,000)	-
Total operating expenses	443,731	407,974	1,121,983	1,002,821

Other income (expense):
Gain on sale of marketable securities	-	101	-	101
Interest income	7	627	76	912
Interest expense	(8,806)	(858)	(26,870)	(874)

Total other income (expense)	(8,799)	(130)	(26,794)	139

Net loss	$(404,968)	$(407,475)	$(1,049,336)	$(1,002,053)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	-	1,558	-	1,558
Unrealized gain (loss) on marketable securities	-	(10)	-	3,567

Other comprehensive (loss) income	-	(1,548)	(1,934)	5,125

Comprehensive loss	$(404,968)	$(405,927)	$(1,051,270)	$(996,928)

Basic loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average
number of shares outstanding - basic	37,116,184	33,591,582	36,358,734	30,070,240

Game Plan Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Operating activities
Net loss	$(1,049,336)	$(1,002,053)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	99,239	20,544
Impairment of website	-	118,700
Stock-based compensation	146,510	166,885
Gain on settlement of account payable	(10,000)	-
Accrued interest expense related to stock repurchase liability	25,500	-
Changes in operating assets and liabilities
(Increase) decrease in receivables	4,592	(3,583)
(Increase) decrease in prepaids	(11,522)	(41,392)
Decrease (increase) in inventory	140,227	(170,498)
Increase in other receivable	-	(22,548)
Increase (decrease) in accounts payable and accrued liabilities	(43,682)	178,907
Increase in accounts payable and accrued liabilities - related parties	218,850	-

Net cash used in operating activities	(392,258)	(755,038)

Investing activities
Decrease (increase) in restricted cash	173,772	-
Investment in development of new website	-	(62,122)
Purchase of fixed assets	(4,900)	(19,709)

Net cash provided by (used in) investing activities	168,872	(81,831)

Financing activities
Proceeds from notes payable	26,238	27,712
Payments on notes payable	(20,868)	(13,596)
Advances from related party	-	91,031
Payments on due to related party	(59,733)	(148,798)
Proceeds from sale of common stock	282,803	1,347,500

Cash provided by financing activities	228,440	1,303,849

Net increase in cash	5,054	466,980
Effect of foreign currency translation adjustment	-	-
Cash, beginning of period	4,918	3,453

Cash, end of period	$9,972	$470,433

Supplemental disclosure of cash flow information:
Interest paid	$1,369	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for settlement of accounts payable	$90,000	$-
Shares issued for prepaid legal fees	$15,755	$-
Shares issued for prepaid consulting fees	$-	$-
Shares issued for intangible asset	$-	$46,513

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

As part of the FTC litigation, 14,703,579 shares of the Company’s common stock held by Mr. Bachman and a family member were frozen. On February 25, 2014, the Court entered an order modifying the asset freeze in such a way that allowed Mr. Bachman and the family member to sell the 14,703,579 shares for no less than $159,733. The Company was permitted to use or contribute the $59,733 that was frozen in its bank account for the sale. Pursuant to the terms of the Court’s order, these shares were allowed to be sold to Dr. Donald Bachman, an accredited investor and Andrew Bachman’s father. Dr. Bachman entered into an agreement to acquire these shares on or around July 2014 when Dr. Bachman presented $100,000, combined with the Company’s $59,733 that was frozen in the Company’s account, to meet the amount necessary to purchase these shares. However, as of the date of this filing, these shares have not yet been transferred into Dr. Bachman’s name.   The Company and Andrew Bachman are currently negotiating the treatment of the $59,733 as applied to Dr. Bachman’s purchase of the shares as it relates to any indebtedness the Company owes to Andrew Bachman.

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

On July 28, 2014, Mr. Zach Allia resigned as Chief Technology Officer, and as a member of the Board of Directors.  On October 13, 2014, Charles Hazzard resigned as Game Plan Holdings, Inc.’s Executive Vice President and as a member of the Board of Directors.  Effective October 16, 2014, Mr. James Dingman no longer serves as Game Plan Holdings, Inc.’s President and Chief Executive Officer.  Mr. Dingman remains as a director.

On November 17, 2014, the Company’s board of directors appointed Mr. Maloley as interim Chief Executive Officer. Mr. Maloley shall serve as interim Chief Executive Officer until a successor is appointed.

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

The reserve for obsolescence for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $-0-.

Accounts receivable

The Company reports receivables at gross amounts due from customers. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is estimated based upon historical experience. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts of $-0- and $-0- at September 30, 2014 and December 31, 2013, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of September 30, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of September 30, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	09/30/14	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,185	$1,185	$0	$0
Total	$1,185	$1,185	$0	$0

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,120	$3,120	$0	$0
Total	$3,120	$3,120	$0	$0

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, accounts receivable, and marketable debt securities. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through September 30, 2014 and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements the Company has not established a source of revenue sufficient for sustainability and has experienced recurring net operating losses.  This raises substantial doubt about the Company’s ability to continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $4,813,088 for the period from inception (March 25, 1999) to September 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  RESTRICTED CASH

The Company has classified $173,772 and $0 as restricted cash as of December 31, 2013 and September 30, 2014, respectively. As previously disclosed in the Company’s 2013 Annual Report on Form 10-K (Note 1, pg. 29, as well as Note 17, pg. 45) and under Note 1 of this Form 10Q, the Company was permitted to use the previously restricted $59,733. As stated above under Note 1 of this Form 10Q, the Company and Andrew Bachman are currently negotiating the treatment of the $59,733 as applied to Dr. Bachman’s purchase of 14,703,579 shares as it relates to any indebtedness the Company owes to Andrew Bachman.

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

The following is a summary of available-for-sale marketable securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value

Equity securities	$1,315	$--	$(130)	$1,185
Total	$1,315	$--	$(130)	$1,185

	December 31, 2013
	Cost	Realized Gain	Realized (Losses)	Market or Fair Value

Equity securities	$1,315	$2,108	$--	$3,120
Total	$1,315	$2,108	$--	$3,120

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2014 and September 30, 2013:

	September 30, 2014
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	(Loss)	Short Term	Long Term	Income (Loss)

Equity Securities	$(1,934)	$--	$--	$(1,934)
Total	$(1,934)	$--	$--	$(1,934)

	September 30, 2013
	Unrealized	Unrealized (Losses)	Unrealized (Losses)	Other Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)

Equity Securities	$5,125	$--	$--	$5,125
Total	$5,125	$--	$--	$5,125

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

NOTE 6.  INVENTORY

	September 30, 2014	December 31, 2013
Finished goods	$126,342	$211,708
Raw material	64,362	119,233
Total inventory	$190,714	$330,941

NOTE 7.  PROPERTY AND EQUIPMENT

	September 30, 2014	December 31, 2013
Computers/technology	$34,173	$34,173
Equipment and furniture	25,540	20,640
Software	449	449
Accumulated depreciation	(23,487)	(16,829)
	$36,675	$38,433

Depreciation expense was $6,658 and $1,763 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense was $2,175 and $592 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 8.  WEBSITE

On October 1, 2013, the Company began operating a new website that was designed to market and sell its products through its new business plan.  The website, though operating, continued to incur development costs as it was considered to be in its beta testing phase.  Through December 31, 2013 management incurred $219,529 in costs to develop the site.

The following is a summary of the www.Gameplan.com website at:

	September 30, 2014	December 31, 2013
Website	$219,529	$219,529
Accumulated amortization	(140,198)	(47,615)
Website, net	$79,331	$171,914

Amortization expense was $92,583 and $18,781 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense was $9,918 and $0 for the three months ended September 30, 2014 and 2013, respectively.

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

NOTE 10.  RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, the Company has stock payable balance in the amount of $30,000 for compensation to its former Chief Financial Officer, Christina Mabanta-Hazzard.

Prior to his resignation as of March 1, 2013, the Company incurred salaries payable to its former Chief Operating Officer, Charles Hazzard in the amount of $6,000.

During the year ended December 31, 2013, the Company’s former Chief Financial Officer has paid expenses totaling $4,500 on behalf of the Company. The advance is unsecured, bears no interest, and is due on demand.

During the year ended December 31, 2013, the Company’s former Chief Executive Officer and controlling shareholder, Andrew Bachman, loaned the Company $250,000, net, which is owed to him as of September 30, 2014 and December 31, 2013.   This advance is unsecured, bears no interest, and is due on demand. In addition, prior to his resignation as of February 11, 2014, the Company incurred salaries payable to Mr. Bachman in the amount of $181,410, of which $158,333 was incurred during the year ended December 31, 2013 and $23,077 was incurred during the three months ended March 31, 2014 prior to his resignation.

During the three months ended September 30, 2014, the Company’s secretary and chief financial officer and his brother deferred payment of their salary pending either the raising of additional funds or improvement of the Company’s operating cash flow.  As of September 30, 2014, the Company owed the two a total of $90,000.

During the three months ended September 30, 2014, the Company’s former CEO, James Dingman, deferred payment of his salary pending either the raising of additional funds or improvement of the Company’s operating cash flow.  As of September 30, 2014, the Company owed him a total of $27,692.

During the three months ended September 30, 2014, the Company’s CSO, Brett Maloley, deferred payment of his salary pending either the raising of additional funds or improvement of the Company’s operating cash flow.  As of September 30, 2014, the Company owed him a total of $13,846.

During the three months ended September 30, 2014, two other people deferred compensation owed to them pending either the raising of additional funds, or improvement of the Company’s operating cash flow.  As of September 30, 2014, the Company owed these two individuals a total of $7,885.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11.  NOTES PAYABLE

The notes payable as of September 30, 2014 are as follows:

September 30, 2014

Notes payable, unsecured, due in monthly payments of principal and interest $713.81, interest at 5% per annum, matures March 1, 2015.	$4,191

Note payable, unsecured, due in monthly payments of principal and interest $2,925, interest at 4% per annum, matures December 10, 2014	$5,800

Total	$9,991

Interest expense for the three months ended September 30, 2014 was $306 and the nine months ended September 30, 2014 was $1,370.

NOTE 12.  CONTINGENT LIABILITY

On September 13, 2013, the Company entered into a purchase agreement for domain name (gameplan.com) with a third party. In consideration, the Company issued 150,000 shares of restricted common stock fair valued at $99,000. Under the terms of the agreement, if certain criteria are not met 18 months after this purchase agreement, the Company is obligated to repurchase the stock at a given price of $1 per share.

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

The Company has a stock repurchase liability net of the unamortized discount of $133,000 and $107,500 as of September 30, 2014 and December 31, 2013 respectively and recorded total interest expense of $26,870 related to the stock repurchase liability for the nine months ended September 30, 2014.

NOTE 13.  STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2014 and December 31, 2013:

Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 37,116,184 and 35,148,456 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

On or around February 19, 2014, the Company received $50,000 from an accredited investor for the purchase of 416,667 shares of common stock at a price of $0.12 per share, which has been recorded as stock payable as of September 30, 2014.

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

During the nine months ended September 30, 2014, the Company issued a total of 70,000 shares of common stock to stockholders who previously invested in the Company. The Company did not receive cash consideration in exchange for these shares. The Company issued these shares in an effort to resolve certain matters outstanding between the parties related to prior investments made by those stockholders.

During the nine months ended September 30, 2014, the Company issued 20,000 shares of common stock to settle stock payable recorded as of December 31, 2013. The 20,000 shares were valued at $13,800 in the prior year.

On or around May 23, 2014, the Company entered into an Endorsement Agreement. The individual is entitled to the following equity compensation: 7,500 shares of common stock granted upon execution of the Agreement; 12,500 shares of common stock granted on the first anniversary of the Agreement with an option to purchase 5,000 shares of common stock granted on the first anniversary, and an option to purchase 10,000 shares of the Company’s common stock with an exercise price equal to the closing bid price on the effective date of the Agreement. To date, the Company’s Board of Directors has not approved the granting of the option. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company has recorded $1,125 to the 7,500 shares of common stock that shall be issued upon execution of the Agreement as of September 30, 2014.

On June 5, 2014, the Company agreed to sell a total of 166,665 shares of its common stock to three separate accredited investors in separate transactions. The Company received a total of $20,000 as result of the sales with an additional $5,000 to be paid in July. The sales were accomplished at per share price $0.15. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company recorded $20,000 to stock payable as of September 30, 2014.

On April 14, 2014, the Company agreed to sell a total of 31,818 shares of its common stock to one accredited investor. The Company received a total of $3,500 as a result of the sales with an additional $5,000 to be paid in July. The sale was accomplished at per share price of $0.11. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company recorded $3,500 to stock payable as of September 30, 2014.

On July 2, 2014 the Company agreed to sell a total of 33,333 shares of its common stock to an accredited investor. The Company received a total of $5,000 as a result of the sales.  The sale was accomplished at a per share price of $.15. None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The Company recorded $5,000 to stock payable as of September 30, 2014.

On September 9, 2014 the Company agreed to sell a total of 62,500 shares of its common stock to an accredited investor. The Company received a total of $10,000 as a result of the sales.  The sale was accomplished at a per share price of $.16. None of the shares have been issued by the Company’s transfer agent as of the date of this filing.  The Company recorded $10,000 to stock payable as of September 30, 2014.

On or about August 5, 2014, the Company agreed to sell 500,000 shares of its common stock to Horwitz & Armstrong, LLP in settlement of accounts payable and prepaid expense totaling, $84,245 and $15,755 respectively.  The shares have been valued at a per rate share price of $0.18, total valued at $90,000.  The Company recognized a gain on settlement of the account payable of $10,000.  None of the shares have been issued by the Company’s transfer agent as of the date of this filing.  The Company recorded $90,000 to stock payable as of September 30, 2014.

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

During fiscal year 2013, terms of non-qualified stock options held by certain optionees were amended so that they vested immediately.  Upon amendment, 320,000 of a possible 350,000 options to acquire common shares were exercised for a total of $80,000.

On April 25, 2014, the Company granted 500,000 stock options to a consultant under the 2013 Stock Option Plan at $0.25 per option for a term of 3 years. The options shall vest in two equal parts beginning March 10, 2015, and with the final portion of the option vesting on March 10, 2016. However, these 500,000 options were cancelled by the Company on June 13, 2014, effective July 13, 2014. The Company provided a written termination notice to the consultant consistent with the terms of the consulting agreement between the parties.

The Company granted and cancelled 500,000 options during the nine months ended September 30, 2014. No options were exercised during that period.

Officer and Director Option Grants

On July 18, 2014 the board approved the following grants at the exercise price at $0.15 per option: Jamie Dingman, former President, CEO, and Chairman had 25% of his options vest (625,000) prior to him leaving the role.  Mr Dingman has three months from that date to exercise these options.   The remaining options did not vest and were therefore cancelled.  The total fair value of these vested options at the date of grant, July 18, 2014, was estimated at $121,187, determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 0.97% a dividend yield of 0%, and an expected volatility of 155.85%.

Brett Maloley received 2,000,000 options for a term of 20 months (1.67 years). Of these options, 25% (500,000) became exercisable on July 18, 2014. Another 25% of shares (500,000) shall vest and become exercisable on December 31, 2014. The remaining shares (1,000,000) shall vest and become exercisable in equal monthly installments over the next 12 months.  The total fair value of these options at the date of grant, July 18, 2014, was estimated at $292,162 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 1.67 years, a risk free interest rate of .51%, a dividend yield of 0%, and an expected volatility of 155.85%.

Tom Sullivan received two pools of options both at 250,000 options per pool for a total of 500,000 stock options. The first pool of options is time based for a term of 3 years. Under the time based option, 20% of the shares (50,000) become exercisable on July 18, 2014. Another 20% of shares (50,000) shall vest and become exercisable on January 1, 2015. The remaining shares (150,000) shall vest and become exercisable in equal monthly installments over the next 12 months. The second pool of options is performance based. Under the performance based option, the option will vest when performance based measures are met over a term of 5 years. The total fair value of these options at the date of grant, July 18, 2014, was estimated at $89,044 and determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 & 5 years, a risk free interest rate of 0.97%, a dividend yield of 0%, and an expected volatility of 155.85%.

Zach Allia resigned on July 28, 2014, as Chief Technology Officer and member of the Board of Directors.  Prior to his resignation, 25% of the shares underlying his options (i.e., 625,000 shares) vested and became exercisable. Pursuant to the Company’s 2014 Option Plan, Mr. Allia had two months from his resignation to exercise his option to the extent vested. Mr. Allia did not exercise his option, or any portion thereof, within this two month period. Accordingly, Mr. Allia’s option has been cancelled in its entirety consistent with the Company’s 2014 Option Plan.

The exercise price for the stock options specified in the four agreements aforementioned was unknown at the date of the agreements.  These stock options were formally granted on July 18, 2014, when the board approved the exercise price at $0.15 per option. Accordingly, stock-based compensation expense of $145,385 was recorded as of September 30, 2014.

The Company’s stock option activity for the nine months ended September 30, 2014 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	530,000	$ 0.39	4.25
Granted	8,500,000	0.16	0.92
Exercised	--	--	--
Expired / Cancelled	(4,750,000)	$0.19	2.32
Balance, September 30, 2014	4,280,000	$ 0.15	0.92

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

During the nine months ended September 30, 2014, no warrants were exercised, granted, or cancelled.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining contractual life (in years)
Balance, December 31, 2013	3,430,000	$ 0.27	2.04
Granted	--	--	--
Exercised	--	--	--
Expired / cancelled	--	--	--
Balance, September 30, 2014	3,430,000	$ 0.27	1.30

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

Rent expense for the nine months ended September 30, 2014 and 2013 was $76,890 and $14,310, respectively.

Upon commencement, the aggregate minimum annual lease payments under the new operating leases, including amounts characterized as deemed landlord financing payments are as follows:

	Monthly Basic Rent	Annual Basic Rent
2014	7,299	21,897
2015	7,299	87,588
2016	7,299	74,891
2017	5,486	43,884
2018	--	--
		228,260

NOTE 16.  SUBSEQUENT EVENTS

On October 14, 2014 the Company agreed to sell a total of 1,500,000 shares of its common stock to three separate accredited investors in separate transactions. The Company received $0.10 per share in these subscriptions for a total of $150,000 as a result of the sales.  None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The offers and sales of these securities were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933

On October 13, 2014, Charles Hazzard resigned as Game Plan Holdings, Inc.’s Executive Vice President and as a member of the Board of Directors.

Effective October 16, 2014, Mr. James Dingman no longer serves as Game Plan Holdings, Inc.’s President and Chief Executive Officer. However, Mr. Dingman remains as a director. As stated above, Mr. Dingman had 25% of his options vest (625,000) prior to him leaving his role as President and Chief Executive Officer. As of the date of this filing, Mr. Dingman has not exercised these options, and has 3 months from the date of his separation to exercise these options. The total fair value of these vested options are estimated to be $121,187, determined using the Black-Scholes option pricing model with the following assumptions; a term of 3 years, a risk free interest rate of 0.97% a dividend yield of 0%, and an expected volatility of 155.85%.

On November 17, 2014, the Company’s board of directors appointed Mr. Brett Maloley as interim Chief Executive Officer. Mr. Maloley shall serve as the Company’s Chief Executive Officer until a successor is appointed.

On October 27, 2014, the Company was served with a motion/complaint where a former consultant is trying to attach up to $80,000 of the Company’s funds from the Company’s bank accounts to be held in a trust. Appropriate accruals regarding this potential liability have been accounted for.

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

On February 7, 2013, the Company entered into an intellectual property purchase agreement (the “IP Agreement”) with Sportingblood Nutrition, LLC, a Delaware limited liability company (“Sportingblood”) for the acquisition of all right, title and interest in and to the Sportingblood trademark and certain nutritional supplement product formulations (the “Intellectual Property”). In exchange, the Company issued 11,000,000 shares of common stock to Sportingblood.  After this acquisition, Sportingblood’s principals began working for the Company in February 2013 and started to develop Game Plan’s nutritional supplement business using the acquired Sportingblood product formulations. The IP Agreement and a separate stock transaction between Andrew Bachman, owner of Sportingblood and the Company’s then-CEO and President, Chuck and Christina Hazzard, resulted in a change in control of the Company. By March 2013, Mr. Bachman was the Chairman, CEO, President, and the Company’s largest shareholder. As of this Annual Report on Form 10-Q, Andrew Bachman is no longer an officer and director of the Company.

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

The Company continued its rollout of a new version of its website during the three months ended September 30, 2014. This new website is designed to simplify the process by which trainers can send and refer nutritional supplement game plans to their clients. In addition, the Company expanded its curator program during the quarter ended September 30, 2014. The Company partners with influential athletes, models, and tastemakers (the curators) to promote the curators’ individual “Game Plan” (i.e., nutritional supplement regimen) to their social media followers. The Company seeks to build brand recognition and awareness through the curator program.

Products

Currently, the Company markets and sells products ranging from whey protein to multivitamin and fish oil supplements. The Company’s products are as follows:

•

Whey: $49.99 for 30 servings. Flavors/types: vanilla and chocolate.

•

Whey: $14.99 for 7 single servings. Flavors/types: vanilla

•

Pump: $34.99 for 30 servings. Flavors/types: fruit and orange.

•

Pump: $16.99 for 15 servings. Flavors/types: fruit and orange

•

Recovery: $34.99 for 30 servings. Flavors/types: fruit and orange available.

•

Focus Food: $34.99 for box of 12 bars. Flavors/types: Chocolate chip cookie.

•

T-Jack: $74.99 for 30 day supply. 120 capsules.

•

Shred: $59.99 for 30 day supply. 120 capsules.

•

Sizzle: $49.99 for 30 day supply. 60 capsules.

•

Life: $54.99 for 30 day supply. 60 packages.

•

Drinkwel: $39.99 for 30 day supply. 90 capsules

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

Distribution and Plan of Operations

The Company developed an online platform through which fitness professionals, youth camp coordinators, team coaches, and others sell Game Plan nutritional supplements and earn commissions thereon. Consumers can also visit the Company’s website directly, gameplan.com, to subscribe for nutritional supplement plans designed by the Company. Gameplan.com also allows consumers to build their own plan comprised of nutritional supplements offered by the Company and to subscribe to plans endorsed by celebrities and athletes through the curator program.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash in the amount of $9,972, as compared to $4,918 at December 31, 2013. The Company had no restricted cash at the end of the reporting period, as compared to $173,772 at December 31, 2013. The Company had a working deficit of $701,794as of September 30, 2014. The Company’s working deficit increased when compared to the last fiscal year end. As of December 31, 2013, the Company had a working deficit of $156,678. The increase can be attributed to the increase in accounts payable and accrued liabilities to related parties.

The Company had a net loss of $1,049,336 for the nine months ended September 30, 2014. Much of the Company’s cash needs were funded by proceeds from private placement subscriptions. For the nine months ended September 30, 2014, the Company received $228,440 in cash from financing activities, as compared to $1,303,849 during the same period in 2013.

The Company used net cash of $392,258 in operating activities for the nine months ended September 30, 2014. During the same period in 2013, the Company used net cash of $755,038. Considering the Company’s net cash used for operating activities for the nine months ended September 30, 2014, the Company had a monthly cash requirement of approximately $43,584. The Company will need additional financing in order to continue with its business plan. There can be no guarantee that financing will be available. Even if available, there can be no assurances that the terms will be acceptable.

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

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

In the three months ended September 30, 2014, the Company had sales in the amount of $75,947. The cost of those sales totaled $28,385. For the three months ended September 30, 2014, the Company had gross profits of $47,562. The Company had sales of $4,908 in the three months ended September 30, 2013. The cost of those sales was $4,279. For the three months ended September 30, 2014, the Company had gross profits of $629.  The increase in sales and cost of goods sold can be attributed to the acquisition of clients through the company’s marketing efforts, including the revamped website, the curator program, and advertising.  As the Company’s goods have been sold, cost of goods sold goes up due to recognizing the ingredient, packaging and shipping expenses incurred in providing product to clients.

The Company incurred operating expenses in the amount of $443,731 for the three months ended September 30, 2014, as compared to $407,974 for the three months ended September 30, 2013 (an increase of $35,757). The increase can be attributed to increase in stock-based compensation, and general and administrative expenses, offset with a decrease in professional fees.

These operating expenses for the three months ended September 30, 2014 consisted of general and administrative in the amount of $150,848  (2013: $130,902), computer and website expenses were a net credit of $161 (2013: $2,104 expense), stock-based compensation in the amount of $145,385 (2013: $110,572), professional fees in the amount of $36,559 (2013: $57,149), and wages and payroll expenses in the amount of $121,100 (2013: $107,247).

Our net loss for the three months ended September 30, 2014 was $404,968, as compared to our net loss of $407,475 for the three months ended September 30, 2013.

The weighted average number of shares outstanding was 37,116,184 and 33,591,582 for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013

In the nine months ended September 30, 2014, the Company had sales in the amount of $171,563. The costs of those sales totaled $72,122. For the nine months ended September 30, 2014, the Company had gross profits of $99,441. The Company had sales of $4,908 in the nine months ended September 30, 2013. The costs of those sales totaled $4,279.  For the nine months ended September 30, 2013, the Company had gross profits of $629.  The increase in sales and cost of goods sold can be attributed to the acquisition of clients through the company’s marketing efforts, including the revamped website, the curator program, and advertising.  As the Company’s goods have been sold, cost of goods sold goes up due to recognizing the ingredient, packaging and shipping expenses incurred in providing product to clients.

The Company incurred operating expenses in the amount of $1,121,983 for the nine months ended September 30, 2014, as compared to $1,002,821 for the nine months ended September 30, 2013 (an increase of $119,162). The increase can be attributed a large increase in general and administrative expenses, as well as wages and payroll.

These operating expenses for the nine months ended September 30, 2014 consisted of general and administrative in the amount of $436,208 (2013: $237,633), computer and website expenses in the amount of $14,811 (2013: $84,312), stock-based compensation in the amount of $146,510 (2013: $166,885), professional fees in the amount of $166,721 (2013: $137,336), and wages and payroll expenses in the amount of $367,733 (2013: $257,955).

Our net loss for the nine months ended September 30, 2014 was $1,049,336, as compared to our net loss of $1,002,053 for the nine months ended September 30, 2013.

The weighted average number of shares outstanding was 36,358,734 and 30,070,240 for the nine months ended September 30, 2014 and 2013, respectively.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Internal Control Over Financial Reporting.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

In connection with the assessment of the Company’s internal control over financial reporting for the quarter ended September 30, 2014, the Company reviewed sales tracking, inventory management, and communication within the organization on matters that impact financial reporting to insure greater accuracy regarding the timing of transactions. While the Company has taken steps to address these weaknesses, the weaknesses remain and will not be considered effectively remediated until additional improvements to the operating of our internal control over financial reporting are in place for a sufficient period of time and tested.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On or around September 24, 2014, Ryan Isabella filed a complaint against the Company, Game Plan Holdings, Inc., as well as the Company’s former directors, Mr. Andrew Bachman, Mr. Charles Hazzard, and Mr. James Dingman in the Superior Court of Suffolk County, Massachusetts. The Company was served with this complaint on October 27, 2014. The complaint alleges that Mr. Isabella was not fairly compensated by the Company for the services he provided to the Company. As a result, Mr. Isabella is trying to attach up to $80,000 of the Company’s funds from the Company’s bank accounts to be held in a trust to cover Mr. Isabella’s alleged damages.

The shares involved in the FTC litigation matter involving Andrew Bachman, as previously disclosed in the Company’s 10Q filed on August 19, 2014 (under Part II, Item 1, which is incorporated by reference herein), have been sold to Andrew Bachman’s father, Dr. Donald Bachman. The Company and Andrew Bachman are currently negotiating the treatment of the $59,733 as applied to Dr. Bachman’s purchase of the shares as it relates to any indebtedness the Company owes to Andrew Bachman.

In addition, please review the Subsequent Events section (as well as the information under Note 1) of this Form 10-Qfor the most recent information on the FTC litigation and its impact on the Company.

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

During the year ended December 31, 2013, the Company recorded a stock payable of 20,000 shares fair valued in the amount of $13,800 for compensation owed under a Sponsorship Agreement dated July 14, 2013. The Company’s Board of Directors authorized this issuance during 2013 after the individual in question provided the consideration, but the shares were not issued by the Company until the three months ended September 30, 2014. The offer and sale of these securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

On July 2, 2014 the Company agreed to sell a total of 33,333 shares of its common stock to an accredited investor. The Company received $0.15 per share in this subscription for a total of $5,000 as a result of the sale.  None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The offers and sales of these securities were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

On or around July 25, 2014 the Company was informed that its former officer, director, and controlling stockholder, Andrew Bachman, sold his 12,203,579 shares to his father, Dr. Donald Bachman, with the approval of the FTC and its court-appointed receiver. As of the date of this filing, the shares have not yet been transferred into Dr. Bachman’s name.

On or around August 5, 2014, the Company agreed to sell 500,000 shares of its common stock to Horwitz & Armstrong, LLP in settlement of accounts payable and prepaid expense totaling, $84,245 and $15,755 respectively.  The shares have been valued at a per rate share price of $0.18, total valued at $90,000.  The Company recognized a gain on settlement of the account payable of $10,000.  None of the shares have been issued by the Company’s transfer agent as of the date of this filing.  The Company recorded $90,000 to stock payable as of September 30, 2014. The offer and sales of these securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

On September 9, 2014 the Company agreed to sell a total of 62,500 shares of its common stock to an accredited investor. The Company received $0.16 per share in this subscription for a total of $10,000 as a result of the sale.  None of the shares have been issued by the Company’s transfer agent as of the date of this filing. The offers and sales of these securities were exempt from registration pursuant to Rule 506 of Regulation D, as promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information.

Not Applicable

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

GAME PLAN HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Brett Maloley
Interim Chief Executive Officer